Form 10-K
DATA TRANSMISSION NETWORK CORP
filed 1995-03-31
CIK 790498

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K



(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Fiscal Year Ended December 31, 1994.

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                        Commission file number 0-15405.

                     DATA TRANSMISSION NETWORK CORPORATION
             -----------------------------------------------------
             (Exact name of registrant as specified in its charter)


                          Delaware                    47-0669375
                 -----------------------     --------------------------
                 (State of Incorporation)    (I.R.S. Employer ID Number)


         9110 West Dodge Road, Suite 200, Omaha, Nebraska      68114
         ------------------------------------------------    ---------
             (Address of principal executive office)         (Zip Code)


         Registrant's telephone number, including area code:  (402) 390-2328

         Securities Registered Pursuant to Section 12(b) of the Act:  None

         Securities Registered Pursuant to Section 12(g) of the Act:


                         Common Stock, $.001 Par Value
                         -----------------------------
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for
the past 90 days. Yes X   No
                     ---    ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ ].

The aggregate market value of voting stock (based upon the "bid" price as quoted on NASDAQ) of the registrant held by non-affiliates on March 1, 1995 was approximately $55,000,000.

At March 1, 1995, the registrant had outstanding 3,292,935 shares of its common stock.

                            - Continued to Page 2 -

                      DOCUMENTS INCORPORATED BY REFERENCE

 1. Portions of the Registrant's Annual Report to Stockholders for the fiscal year ended December 31, 1994 are incorporated by reference into Parts I, II, and IV.

 2. Portions of the Registrant's definitive Proxy Statement filed for the Registrant's Annual Meeting of Stockholders to be held April 26, 1995, are incorporated by reference into Part III.

                                     PART I
 ITEM 1.  BUSINESS.

 (a)    General Development of Business:

        Data Transmission Network Corporation (the "company", "DTN") was incorporated on September 17, 1987 to change the name and state of incorporation of its predecessor company, Dataline, Inc. from Nebraska to Delaware pursuant to an Agreement and Plan of Merger dated October 8, 1987. The company was originally incorporated in Nebraska on April 9, 1984, as Scoular Information Services, Inc., a subsidiary of a regional grain company, later changing its name to Dataline, Inc.

        On December 19, 1985 and January 31, 1986, in related transactions, certain employees of the company purchased all of the outstanding stock of the company from the regional grain company.

        In January, 1987, the company completed an initial public offering of common stock selling 698,085 shares at $5.40 per share.

(b)     Financial Information About Industry Segments:
        Not Applicable
(c)     Narrative Description of Business:

        The company is in the electronic information and communications services business. It has more than 82,000 subscribers to its primary services: DTN
AgDaily(R), DTN Wall Street(R), DTNergy(R), DTNstant(R), DTNautoSM and DTNironSM. In addition, the company announced several new services in 1994, DTN FirstRate(R), DTN Pro SeriesSM and DTN PROduceSM.

        The company's subscription services are generally targeted at niche markets, and are designed to be simple to use, convenient and provide time sensitive information. The company's communications services are designed to provide an efficient means of communicating data and information from point to multi-point.

        The development of a cost effective electronic satellite delivery system, plus a strong commitment to customer service and information quality, has enabled the company to become a significant player in the point to multi-point communications industry. The company continues to invest in the enhancement and development of its delivery technology, in order to take advantage of the engineering and software advancements in an always changing industry.

                      INFORMATION DISTRIBUTION TECHNOLOGY

        Since DTN's inception, the company has invested considerable time and money to research and develop technologies to efficiently deliver the timely information that the company's subscribers demand. DTN supports two primary transmitting and receiving technologies: FM radio side-band channel and small dish Ku-band satellite. FM side-band was the first technology used by the company and Ku-band satellite was added in 1989. On December 31, 1994, 23,000 subscribers were receiving the company's services via FM and 57,400 via Ku-band. The company also can deliver some of its services via large dish C-band satellite or cable television and has approximately 1,600 subscribers receiving their services using these technologies. In addition, the company is sending messages directly to fax, printers or E-mail accounts for approximately 7,000 customers.

        The company provides all of the equipment necessary for subscribers to receive their service. A DTN receiver, specifically built for the company, along with a video monitor is provided to the subscriber regardless of the receiving technology utilized by the receiver. The company also provides the subscribers with an FM antenna or a small 30" Ku-band satellite dish. The company does not provide the large C-band satellite dish as part of its service. DTN is responsible for the normal maintenance and repair of the equipment utilized by the subscribers.


        Prior to 1992, the company utilized a "page based" receiver and monochrome video system. The monochrome system translates the company's data stream into video text and has the capability, depending on the model, to receive and display from 126 to 246 different pages (screens) of information.

        During 1992, development was completed on a color graphics receiver system by the company for its exclusive use. This new receiver, called an Advanced Communications Engine (ACESM), has enhanced DTN's ability to provide new information and communication services. This receiver has many additional capabilities over the monochrome receiver, not the least of which is the ability to display high resolution color pictures, graphics and text.

        The ACE receiver has an internal hard drive providing much greater data storage and retrieval capabilities. The ACE receiver enhances system performance by allowing some data to be stored on the hard drive versus requiring frequent rebroadcasting. The ACE receiver also can receive, store and playback digitized sound files, such as weather forecasts and voice advertisements. In addition, audio alarms can be set by a subscriber to trigger when a futures contract reaches a pre-set price. Both monochrome and color receivers have the ability to download data to a printer or computer.

        One of the unique aspects of the company's information distribution network is the computer software developed by the company specifically for use with the DTN receiver. Computers utilizing this software manage a wide variety of data and input sources, tasks and priorities and provide a source of information transmissions uplinked to satellite. The software allows DTN to individually address each receiver unit placed with a subscriber, permitting the company to transmit different segments of information to different groups of subscribers, including E-mail.

        FM radio side-band technology is currently utilized in a variety of ways, including background music systems and paging (beeper) systems. DTN leases space on 50 FM radio side-band channels to transmit its data stream. The data stream is uplinked from Omaha to satellite, downlinked from satellite to an FM radio station and re-transmitted over the radio station's side-band channel direct to the subscriber's FM antenna. The receiver then translates the data into video text.

        In the Ku-band and C-band satellite dish technologies, the subscriber's dish is the direct downlink for the company's data stream.

        Early in 1994, the company began using a new cable TV delivery technology involving vertical blanking intervals (VBI). The company has contracted with a major cable TV superstation to transmit DTN's data stream along with the station's TV signal. Currently used only by DTN Wall Street, VBI technology eliminates the need for a satellite dish or FM antenna, and is available to businesses or residences that are wired for cable and receive the superstation's service.

 SERVICES OFFERED
        The company's revenue is derived principally from five categories: (1) monthly, quarterly or annual subscriptions, (2) "a la carte" additional services, (3) communication services, (4) advertising and (5) service initiation fees. The percentage of total revenue derived from each category for the last three fiscal years was:

                                              1994          1993          1992
                                              ----          ----          ----
Subscriptions                                  73%           72%           75%
Additional services                             8%            7%            8%
Communication services                         10%            9%            6%
Advertising                                     4%            5%            5%
Service initiation fees                         5%            7%            6%

        The subscription revenue is monthly, quarterly or annual subscription fees for one of the company's primary services, such as DTN AgDaily. A more detailed description of each service is found later in this section.

        Additional services are offered to subscribers on an "a la carte" basis, similar to premium channels on cable TV. The information for these services is primarily offered over DTN by a third party, for which DTN receives a share of the subscription revenue paid by the subscriber.

        The company also sells communication services which allow companies to cost-effectively communicate a large amount of time-sensitive information or data to their customers or field offices. Approximately 92% of communication services revenue in 1994 was generated from DTNergy, and the remaining eight percent was primarily from DTN AgDaily.

        The company sells advertising space interspersed among the DTN pages, similar to a newspaper or magazine. The advantage of an electronic advertisement placed on DTN over the print media is the time-sensitive delivery of the ad as well as the ability to change the advertising message frequently and quickly as market conditions dictate.

        Service initiation fees are one-time charges to new subscribers, and range from $150 to $295, depending on the service and broadcast delivery method. DTN also charges a switch-out fee of $50 to $100 for those subscribers who change their primary DTN service (for example, from a monochrome to color service).

DTN Ag Services

        The DTN Ag related services are comprised of DTN AgDaily, DTNstant, DTNiron, DTN Pro Series and DTN PROduce.

                                 1994                1993               1992
                             -----------         -----------        ------------

  Revenues                   $33,700,000         $27,000,000         $20,600,000

  Subscribers at year end         67,100              61,700              57,600

DTN AgDaily Service

    The company's first service, DTN AgDaily is an agricultural market information and quotes service. The price of the monochrome FM service is $25.99 per month, $32.99 per month via monochrome Ku-band and $45.99 per month via color Ku-band. The company offers a discount to subscribers who pay their subscriptions annually in advance.

    The information provided to monochrome DTN AgDaily subscribers consists of delayed commodity futures and options quotes; local cash grain and livestock prices; selected regional and world weather updates; and a variety of daily analyses, commentary and news that affects grain and livestock prices. DTN AgDaily also provides information segments for specific crop and livestock enterprises.

    In addition to the information included in the monochrome version, the DTN AgDaily color graphics version includes a greatly expanded weather segment consisting of national and regional radar maps, updated every 15 minutes, satellite cloud cover maps, color maps showing precipitation and temperatures and much more. Also included are high resolution color graphic charts which can be custom selected and designed by the subscriber from a selection base of over 1,000 charts. The subscribers can also custom program the futures quotes pages to display only the quotes they desire.

    DTN AgDaily subscribers can select from more than 80 different additional services. The majority of these have information provided by third parties and range from more sophisticated weather data information to price forecasts for specific commodities.

    Approximately 80% of DTN AgDaily's subscribers are farmers or livestock producers with the balance consisting primarily of grain elevators, agribusinesses, and financial institutions. Approximately 65% of DTN AgDaily's subscribers are located in the eight Midwestern states of Kansas, Illinois, Indiana, Iowa, Minnesota, Missouri, Nebraska, and Ohio.

    DTN AgDaily has approximately 75% of the market for satellite-delivered agricultural news and information services. The competition for DTN AgDaily consists primarily of one company providing a somewhat similar but less extensive service and several small satellite delivered services. DTN AgDaily still considers its biggest competition to be the combination of print advisory services, TV, radio, telephone and changing old habits.

    New subscriptions to DTN AgDaily are sold by full-time employee sales representatives as well as by independent, commission-only, sales representatives. The independent sales representatives are generally farmers selling DTN on a part-time basis. The company obtains leads for its sales force through telemarketing, direct mail, print media advertising and subscriber referrals.

DTNstant Service

         DTNstant first became available to subscribers in February, 1993. DTNstant is priced at $159.99 a month. This is a color service available by satellite transmission. Its primary subscribers are commercial grain elevators, grain companies, feedlots, commodity brokers and commodity speculators.

         DTNstant subscribers receive real-time futures and options quotes of their choice from the major commodity exchanges. They also receive headline commodity news, market leading cash information, in-depth charting capabilities plus all the news, weather, prices and information from the DTN AgDaily color service. DTNstant subscribers also receive on-site service and installation from professional service technicians.

         DTNstant operates in a very competitive market where there are numerous national and regional based providers of instant agricultural quotes. The service obtains the majority of sales from the Ag services sales force, supplemented by telemarketing and direct mail.

DTNiron Service

         The initial target market for DTNiron is approximately 11,000 farm implement dealers in the U.S. and Canada. The service is priced at $94.50 a month. This is a color service available by satellite transmission.

         DTNiron was announced in October, 1993, and is a cost-effective communication system for the nation's farm implement industry. The service permits dealers of all brands of farm implements to work closely together to manage their inventory and conduct daily business operations.

         The information and unique capabilities that DTNiron provides include detailed descriptions of agricultural implements listed for sale by dealers as well as machinery needed by other dealers. This feature of the DTNiron service enables dealers from diverse geographical locations to conduct business from each other's inventories, increasing sales and profitability.

         Subscribers also receive various industry news, financial information, a full slate of economic indicators and information from the DTN AgDaily service. DTNiron provides exceedingly valuable information on the outlook for farm equipment sales nationally.

DTN Pro Series (New Service)

         Extensively marketed beginning in the third quarter of 1994, the DTN Pro Series is an extension of DTN AgDaily. The Pro Series is targeted for agriculture subscribers who require comprehensive information that can be customized for the specific needs of their operation. There are four Pro Series services: Weather Pro, News Pro, Chart Pro and Intraday Pro.

         Weather Pro is an advanced weather package with over 70 additional weather maps, detailed forecasts from across the nation and the ability to zoom into maps and put satellite and radar maps "in motion". News Pro uses AP Online(C) from the Associated Press, which continuously updates the latest business, general, sports and entertainment news, as well as an audio summary of the day's agricultural news. Chart Pro features additional technical studies and 40 additional pages of charts that subscribers can use to chart over 1,100 futures contracts. Intraday Pro is the first low-cost system with the ability to chart market sessions minute-by-minute during the trading day.

         DTN Pro Series services have been sold to over 10% of DTN AgDaily color subscribers. An individual Pro Series service, along with the DTN AgDaily service, is $58.99 per month. All four of the current Pro Series services are packaged in one service, called DTN Premier, for just $73.99 per month. This is a color service available by satellite transmission.

DTN PROduce (New Service)

         Introduced in the fourth quarter of 1994, DTN PROduce offers the entire produce industry, from growers to retailers, the most comprehensive price discovery, weather, freight and industry information available at a low price. DTN PROduce debuted at one of the industry's largest annual trade shows last October and since then has enjoyed one of DTN's fastest expansions.

         There are four major components to DTN PROduce. First, the weather may be the most important piece of information for anyone in the produce business. Yet, only 1 in 5 produce growers subscribes to a weather service. Second, the service has FOB and terminal prices, updated immediately and formatted by commodity, growing area and terminal market.

         Third, DTN PROduce has transportation information with shipments, arrivals and truck rates by growing area and daily truck availability by state. Finally, the service offers industry news as well as the AP Online service of headline news such as business, sports and entertainment news.

         Management believes that the success of DTN PROduce is due to the company's increased emphasis on research and development. The service spent almost three years in the R&D process before it was released to the industry.

         The initial target market for the service is the entire produce food chain of 100,000 growers, shippers, packers, brokers, retailers and institutions. The service costs $84.50 per month. This is a color service available through satellite transmission.

DTN Financial Services

         The DTN financial services are comprised of DTN Wall Street and a new service, DTN FirstRate.

                                            1994           1993          1992
                                         -----------   -----------    ----------

      Revenues                            $5,100,000    $4,100,000    $3,300,000

      Subscribers at year end                  8,800         7,700         6,300

DTN Wall Street Service

    DTN Wall Street is five years old and was first offered to subscribers in May, 1989. The current price for the service is $41.95 per month.

    The information provided to subscribers consists of a minimum of 68 pages of slightly delayed quotes on stocks, bonds, indices, futures, mutual and money market funds and interest rates as well as business news and other time-sensitive financial market information.

    DTN Wall Street subscribers can also add "a la carte" additional services including stock market timing and selection services and quotes on U.S. Treasuries and Mortgage-backed Securities.

    The majority of subscribers are individual investors, independent brokers, financial planners and financial institutions. Approximately 15% of DTN Wall Street subscribers also subscribe to DTN AgDaily. DTN Wall Street is a monochrome service available by satellite transmission or cable television.

    The primary competition for DTN Wall Street are satellite and cable TV delivered delayed quote services in the $60 per month range, various dial-up services priced on a pay-per-use basis and numerous high-end instant quote services. New subscribers to DTN Wall Street are obtained through direct response marketing, primarily print media and television advertising and telemarketing.

DTN FirstRate (New Service)

    Announced in the second quarter of 1994, this new service gives mortgage brokers nearly instantaneous access to daily mortgage rates set by the nation's leading mortgage wholesalers. Priced at $111.95 per month, DTN FirstRate relies on the company's monochrome delivery system. Subscribers can receive the information either by satellite or through cable television.

    There are several specific advantages to DTN FirstRate. First, wholesaler information is delivered in a standardized format. Second, intraday interest rates indicate the direction of wholesale prices at any time during the day, allowing mortgage brokers to make more profitable decisions. Finally, the low cost saves wholesalers on their rate distribution costs while brokers will find this service far more economical than any other electronic mortgage rates and information service.

    In addition to wholesale prices and interest rates, DTN FirstRate gives subscribers economic and financial news and analysis most useful to a mortgage broker, including interest rates, leading economic indicators, employment rates, government economic reports, and trend analysis.

 DTNergy Services

                                        1994           1993            1992
                                     -----------    -----------      ----------
     Revenues                        $7,200,000      $4,900,000      $2,900,000

     Subscribers at year end              6,700           5,800           5,000

    The DTNergy service was first introduced in January, 1991. The service consists of several pages of delayed energy futures and options quotes plus selected news and information from DTN Wall Street. The wholesaler/subscriber also receives refined fuel prices from each refiner that has authorized the wholesaler to receive information. The refiner also has the capability to send terminal alerts, electronic funds transfer notifications, invoices, and other messages to the wholesaler.

    DTNergy subscribers can subscribe to additional services to give them even more prices or news related to the energy industry. The service is faster, less expensive and more reliable than its competition, which are phone-delivered, printer-only and FAX systems. DTNergy combines Ku-band communication and other quality control methodology to ensure that terminal pricing and other critical information is accurately delivered within seconds after prices are set by the refiner.

    DTNergy generates revenue from two primary sources, the wholesaler and the refiner. The wholesaler pays a monthly subscription fee of $34.99 for the monochrome system. The refiner pays an additional fee based upon the number and size of messages sent over the system and the number of wholesalers who receive that message.

    DTNergy developed a service expressly for the natural gas industry using the color, Ku-band satellite technology. Subscribers receive comprehensive weather information, instant or delayed NYMEX energy options and futures quotes, natural gas flow data at distribution points along certain systems and other industry information. The service is targeted at natural gas producers and distributors. DTNergy color systems are priced at $129.95 a month for 30-minute delayed quotes and $149.95 a month with real-time quotes.

    DTNergy obtains the majority of new subscriptions through leads provided by petroleum refiners.

DTNauto Services

    Introduced in 1993, DTNauto is a communications service for the automobile industry. DTNauto allows automobile dealers to efficiently manage their daily operations. Automobile auction companies will also be able to communicate directly with the dealers.

    The service costs $98.00 per month, including a printer. Subscribers receive information about auction listings of automobiles for sale, information on what automobiles brought at last weeks auctions, industry news and economic indicators, as well as weather and news. Subscribers also are able to perform searches of the auction listings and auction results for specific automobiles. The target market is approximately 75,000 automobile dealers in the U.S. This is a color service available by satellite transmission.

EMPLOYEE DATA

    At December 31, 1994 the company had approximately 450 full and part-time employees.




(d)  Financial  Information  about  Foreign and Domestic  Operations  and Export
     Sales:

     Not applicable

ITEM 2. PROPERTIES.

    The company leases its executive and administrative offices in Omaha, Nebraska and its regional sales offices in Ames, Iowa and Bluffton, Indiana. Approximately 63,000 square feet of office space is leased for these offices for various periods up through June, 2000.

    In addition, the company added two new distribution center leases in 1994 for the purpose of storing and distributing the electronic equipment needed by subscribers to receive the company's services. The main distribution center is located in Omaha, Nebraska and occupies approximately 27,000 square feet. The company also serves its Canadian subscribers with a 2,500 square foot distribution center located in Winnipeg, Manitoba. The leases related to these distribution centers are for various periods up through December, 1998.

    The information set forth in Footnote 8 "Leases" on page 25 of the company's 1994 Annual Report to Stockholders is incorporated herein by reference.

ITEM 3. LEGAL PROCEEDINGS.

    The company is not a party to nor is its property subject to any material pending legal proceedings, other than ordinary routine litigation incidental to its business.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

    No matter was submitted to a vote of the security holders of the company during the fourth quarter of the fiscal year ended December 31, 1994.

                                     * * *

                                    EXECUTIVE OFFICERS OF THE REGISTRANT
               Information on the current executive officers of the company is as follows:
                                                                                   Year Joined
       Name                                        Title                Age        the Company
----------------------                 ----------------------------     ---        -----------
Roger R. Brodersen                     President and Chief               49            1984
                                         Executive Officer

Greg T. Sloma                          Executive Vice President          43            1993
                                         and Chief Operating Officer

Robert S. Herman                       Senior Vice President             42            1984

Roger W. Wallace                       Senior Vice President             38            1984

Brian L. Larson                        Chief Financial Officer,          34            1993
                                         Secretary and Treasurer

Keith A. Cook                          Vice President,                   56            1986
                                         DTNauto Services Manager

H. Wade German                         Vice President,                   53            1992
                                         Business Research Manager

Gordon R. Lundy                        Vice President,                   56            1990
                                         DTNergy Services Manager

                                    EXECUTIVE OFFICERS OF THE REGISTRANT (cont.)

James J. Marquiss                      Vice President,                   50            1986
                                         DTN Ag Services Manager

James G. Payne                         Vice President,                   39            1990
                                         Administrative Operations and
                                         Services Support Manager

Charles R. Wood                        Vice President,                   54            1989
                                         DTN Financial Services Manager

    The executive officers serve annual terms, and are elected by the board of directors at their annual board of directors meeting in April of each year.

    Prior to 1993, Mr. Larson was a Regional Operations Controller with Twin-City Testing, an engineering and environmental company. Prior to 1992, Mr. German was a Corporate Economist for the Fortune 500 Companies. Prior to 1990, Mr. Payne was the Development Manager with Woodmen Accident and Life Company.

                                    PART II

ITEM 5.  MARKET  FOR THE  REGISTRANT'S  COMMON  STOCK  AND  RELATED  STOCKHOLDER
         MATTERS.

    Information concerning the market for the company's common stock, the number of stockholders of record and the company's dividend history is on pages 26 and 27 of the company's 1994 Annual Report to Stockholders and is incorporated herein by reference.

    Over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not necessarily represent actual transactions.

     The company's most restrictive loan covenant will not allow any cash dividend payments.

ITEM 6.  SELECTED FINANCIAL DATA.

    Selected financial data for the company is on page 12 of the company's 1994 Annual Report to Stockholders and is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

    Management's discussion and analysis of financial condition and results of operations is on pages 13 through 16 of the company's 1994 Annual Report to Stockholders and is incorporated herein by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

    The financial statements of the company, together with the Independent Auditors' Report, are on pages 17 through 25 of the company's 1994 Annual Report to Stockholders and are incorporated herein by reference.

    Supplementary quarterly financial information is on page 26 of the company's 1994 Annual Report to Stockholders and is incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None

                                    PART III

ITEM 10.  DIRECTORS OF THE REGISTRANT.

     Information concerning the present directors of the company and all persons nominated to become directors at the Annual Meeting of Stockholders of the company to be held April 26, 1995, is contained in the section captioned "Election of Directors" of the Proxy Statement for such annual meeting. Such section is on pages 2 through 3 of such Proxy Statement, and is incorporated herein by reference. Information concerning the registrant's executive officers is furnished in a separate item captioned "Executive Officers of the Registrant", included in Part I of this Form 10-K.

Compliance With Section 16(a) Of The Exchange Act

    Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires the Company's directors, executive officers and holders of more than 10% of the Company's common stock to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company. The Company believes that during the fiscal year ended December 31, 1994, its officers, directors and holders of more than 10% of the Company's common stock complied with all Section 16(a) filing requirements. In making these statements, the Company has relied solely upon a review of Forms 3 and 4 furnished to the Company during its most recent fiscal year, Forms 5 furnished to the Company with respect to its most recent fiscal year, and written representations from reporting persons that no Form 5 was required.

ITEM 11.  EXECUTIVE COMPENSATION.

    Information concerning executive compensation paid by the company is contained in the sections captioned "Executive Compensation" and "Compensation Committee Report on Executive Compensation" on pages 6 through 9 of the Proxy Statement for the Annual Meeting of Stockholders of the company to be held April 26, 1995, and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

    Information concerning the ownership of equity securities of the company by certain beneficial owners and management is contained in the sections captioned "Ownership By Certain Beneficial Owners" and "Election of Directors" on pages 2 through 6 of the Proxy Statement for the Annual Meeting of Stockholders of the company to be held April 26, 1995, and is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

        Information concerning transactions with management and others and indebtedness of management is contained in the section captioned "Transactions with Management" on page 11 of the Proxy Statement for the Annual Meeting of Stockholders of the company to be held April 26, 1995 and is incorporated herein by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a) 1. Financial Statements:

    The Registrant's financial statements, together with the Independent Auditors' Report, are incorporated herein by reference to the 1994 Annual Report to Stockholders, pages 17 through 25. With the exception of the aforementioned information and the information incorporated by reference into Items 2,5,6,7 and 8 of this report, the Annual Report to Stockholders for the year ended December 31, 1994, is not to be deemed filed as a part of this report. The supplemental financial information listed below should be read in conjunction with the financial statements in the Annual Report to Stockholders for the year ended December 31, 1994.

(a) 2. Financial Statement Schedules:                                    Page
                                                                         ----
       Independent Auditors' Report on Financial Statement Schedules      16

               Schedule
                Number              Description of Schedule
               --------           ---------------------------------
                 II                Valuation and Qualifying Accounts      17

All other schedules are omitted because they are not applicable or not required, or because the required information is included in the financial statements or notes thereto.

(a)     3.     Exhibits:

               (3)       (a) Certificate of Incorporation of Registrant.

                         (b) By-Laws of Registrant.
               (These documents are filed as exhibits to the Registrant's Registration Statement on Form S-1 as filed December 4, 1987.)

               (4) (a) Specimen certificate representing shares of Common Stock, $.001 par value, of Registrant.
               (This document is filed as an exhibit to the Registrant's Registration Statement on Form S-1 as filed November 4, 1988.)

                         (b) Certificate of Incorporation of Registrant.
               (This document is filed as an exhibit to the Registrant's Registration Statement on Form S-1 as filed December 4, 1987.)

               (10) (a) Lease Agreement between the Registrant and Embassy Plaza Limited Partnership.
               (This document is filed as an exhibit to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1990.)

                         (b) Registrant's Stock Option Plan of 1989.
               (This document is included as an exhibit to the Registrant's Proxy Statement for the Annual Meeting of Shareholders held on April 26, 1989.)

                         (c) Registrant's Non-employee Directors Stock Option Plan.
               (This document is included as an exhibit to the Registrant's Proxy Statement for the Annual Meeting of Shareholders held on April 26, 1989.)

                         (d) Form of indemnification agreement between the Registrant and the Officers and Directors of the Registrant.
               (This document is filed as an exhibit to the Registrant's Registration Statement on Form S-1 as filed May 22, 1989.)

                         (e) First  Amendment  to  Registrant's  Employee  Stock
                             Option Plan of 1989 (amends Exhibit  10(b)).

                         (f) First Amendment to Registrant's Non-employee Directors Stock Option Plan (amends Exhibit 10(c)).
               (These documents are included as exhibits to the Registrant's Proxy Statement for the Annual Meeting of Stockholders held on April 25, 1990.)

                         (g) Second Amendment to Registrant's Employee Stock Option Plan of 1989 (amends Exhibit 10(b)).

                         (h) Second Amendment to Registrant's Non-employee Directors Stock Option Plan (amends Exhibit 10(c)).
               (These documents are included as exhibits to the Registrant's Proxy Statement for the Annual Meeting of Stockholders held on April 24, 1991.)

                         (i) Loan Agreement dated October 9, 1992 among the Registrant, First National Bank of Omaha, FirsTier Bank Lincoln and First National Bank of Wahoo.

                         (j) First Amendment to Loan Agreement dated October 9, 1992 among the Registrant, First National Bank of Omaha, FirsTier Bank of Lincoln and First National Bank of Wahoo.

                         (k) Independent Sales Representative Agreement dated March 28, 1990 between the Registrant and Phil Huston.

                         (l) First Amendment dated March 1, 1991 to Independent Sales Representative Agreement dated March 28, 1990 between Registrant and Phil Huston.

                         (m) Amendment to Independent Sales Representative Agreement dated March 28, 1990 between Registrant and Phil Huston.
               (These documents are included as exhibits to the Registrant's Annual Report on Form 10-K as filed March 24, 1993).

                         (n) Third Amendment to Registrant's Stock Option Plan of 1989 (amends Exhibit 10(b)).

                         (o)  Third  Amendment  to   Registrant's   Non-Employee
                              Directors   Stock  Option  Plan  (amends   Exhibit
                              10(c)).

                         (p) Fourth Amendment to Employee Stock Option Plan of 1989 (amends Exhibit 10(b)).

                         (q) Fourth Amendment to Non-Employee Directors Stock Option Plan (amends Exhibit 10(c)).
               (These documents are included as exhibits to the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held April 27, 1994).

                         (r) Restated Loan Agreement dated November 8, 1993 among the Registrant, First National Bank of Omaha, FirsTier Bank Lincoln, First National Bank of Wahoo, National Bank of Detroit, Norwest Bank Nebraska, NA and The Boatmen's Bank of St. Louis.

                         (s) Restated Security  Agreement dated November 8, 1993
                              among the Registrant, First National Bank of Omaha, FirsTier Bank Lincoln, First National Bank of Wahoo, National Bank of Detroit, Norwest Bank Nebraska, NA and The Boatmen's Bank of St. Louis.
               (These documents are included as exhibits to the Registrant's Annual Report on Form 10-K as filed March 14, 1994).

                         (t) Restated and amended Non-Employee Directors Stock Option Plan.
               (This document is included as an exhibit to the Registrant's Proxy Statement for the annual meeting of stockholders to be held April 26, 1995.)

                         (u) First Amendment to the Restated Loan Agreement dated November 8, 1993 among the Registrant, First National Bank of Omaha, Firstier Bank Lincoln, First National Bank of Wahoo, National Bank of Detroit, Norwst Bank Nebraska, NA and The Boatmen's Bank of St. Louis.

                         (v) Second Amendment to the Restated Loan Agreement dated November 8, 1993 among the Registrant, First National Bank of Omaha, Firstier Bank Lincoln, First National Bank of Wahoo, National Bank of Detroit, Norwst Bank Nebraska, NA and The Boatmen's Bank of St. Louis.

                         (w) Third Amendment to the Restated Loan Agreement dated November 8, 1993 among the Registrant, First National Bank of Omaha, Firstier Bank Lincoln, First National Bank of Wahoo, National Bank of Detroit, Norwst Bank Nebraska, NA and The Boatmen's Bank of St. Louis.

                         (x) Fourth Amendment to the Restated Loan Agreement dated November 8, 1993 among the Registrant, First National Bank of Omaha, Firstier Bank Lincoln, First National Bank of Wahoo, National Bank of Detroit, Norwst Bank Nebraska, NA and The Boatmen's Bank of St. Louis.

                         (y) Lease agreement dated August 30, 1994 between Registrant and The Prudential Insurance Company of America.

                         (z) First Amendment to lease agreement dated August 30, 1994 among the Registrant and The Prudential Insurance Company of America.

                         (aa) Senior  Subordinated  Note  dated  June 30,  1994
                              between the Registrant and Equitable Capital Private Income and Equity Partnership II, L.P.

               (11)      Statement re computation of income per share.
               (12)      Not applicable.
               (13)      Registrant's 1994 Annual Report to Stockholders.
                         (This document is hereby incorporated by reference.)
               (16)      None.
               (18)      None.
               (19)      None.
               (22)      None.
               (23)      Consent of Deloitte and Touche LLP.
               (24)      None.
               (25)      None.
               (27)      Financial Data Schedule
               (99) Proxy Statement for the Annual Meeting of Stockholders of the Registrant to be held April 26, 1995.
                         (This document is hereby incorporated by reference.)

 (b) No reports on Form 8-K were filed by the Registrant during the fourth quarter of the year ended December 31, 1994.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Data Transmission Network Corporation,
a Delaware Corporation


By:     /s/ Roger R. Brodersen
        -----------------------------
        Roger R. Brodersen, President

Dated March 28, 1995.

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

 By:    /s/ Roger R. Broderson                                 March 28, 1995
        ------------------------------
        Roger R. Brodersen, Chairman of the
        Board, President, Chief Executive
        Officer and Director


By:     /s/ Greg T. Sloma                                      March 28, 1995
        ------------------------------
        Greg T. Sloma, Executive Vice
        President and Chief Operating
        Officer and Director


By:     /s/ Roger W. Wallace                                   March 28, 1995
        ------------------------------
        Roger W. Wallace, Senior Vice
        President and Director


By:     /s/ Robert S. Herman                                   March 28, 1995
        ------------------------------
        Robert S. Herman, Senior Vice
        President and Director


By:     /s/ Brian L. Larson                                    March 28, 1995
        ------------------------------
        Brian L. Larson, Chief Financial
        Officer, Secretary and Treasurer


By:     /s/ David L. Evans                                     March 28, 1995
        ------------------------------
        David L. Evans, Director


By:     /s/ David K. Karnes                                   March 28, 1995
        ------------------------------
        David K. Karnes, Director


By:     /s/ J. Michael Parks                                  March 28, 1995
        -----------------------------
        J. Michael Parks, Director

INDEPENDENT AUDITORS' REPORT



Board of Directors and Stockholders
Data Transmission Network Corporation
Omaha, Nebraska




We have audited the financial statements of Data Transmission Network Corporation as of December 31, 1994 and 1993, and for each of the three years in the period ended December 31, 1994, and have issued our report thereon dated February 3, 1995; such financial statements and report are included in the 1994 Annual Report to Stockholders and are incorporated herein by reference. Our audits also included the financial statement schedules of Data Transmission Network Corporation, listed in Item 14(a)2. These financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.






DELOITTE & TOUCHE LLP


Omaha, Nebraska
February 3, 1995

                                                                                                       Schedule II


                                       DATA TRANSMISSION NETWORK CORPORATION


                                         VALUATION AND QUALIFYING ACCOUNTS


                                   YEARS ENDED DECEMBER 31, 1994, 1993 AND 1992


                                        Balance at                         Charged to                        Balance
                                        Beginning        Charged to          Other                           at End
     Description                        of Period         Expenses          Accounts      Deductions        of Period
------------------------------         -----------       ----------        ----------     ----------        ---------
Allowance for doubtful accounts:
Year ended December 31, 1994:            $180,000         $283,000             --           $243,000         $220,000


Year ended December 31, 1993:            $120,000         $270,000             --           $210,000         $180,000


Year ended December 31, 1992:            $120,000         $179,000             --           $179,000         $120,000



                                                   EXHIBIT INDEX
Exhibit                                                                                                    Page
Number                                  Item                                                              Number
-------                                 ----                                                              ------
 3.(a)         Certificate of Incorporation of Registrant                                                   *
 3.(b)         By-Laws of Registrant                                                                        *
 4.(a)         Specimen certificate representing shares of common stock,                                    *
               $.001 par value, of Registrant
 4.(b)         Certificate of Incorporation of Registrant                                                   *
10.(a)         Lease Agreement between the Registrant and Embassy Plaza                                     *
               Limited Partnership
10.(b)         Registrant's Stock Option Plan of 1989                                                       *
10.(c)         Registrant's Non-Employee Directors Stock Option Plan                                        *
10.(d)         Form of indemnification agreement between the Registrant                                     *
               and the Officers and Directors of the Registrant
10.(e)         First Amendment to Registrant's Stock Option Plan of 1989                                    *
10.(f)         First Amendment to Registrant's Non-Employee Directors                                       *
               Stock Option Plan
10.(g)         Second Amendment to Registrant's Stock Option Plan of 1989                                   *
10.(h)         Second Amendment to Registrant's Non-Employee Directors                                      *
               Stock Option Plan
10.(i)         Loan  Agreement  dated  October 9, 1992                                                      *
10.(j)         First  Amendment  to Loan Agreement  dated  October  9,  1992                                *
10.(k)         Independent  Sales  Representative Agreement with Phil                                       *
               Huston dated March 28, 1990
10.(l)         First Amendment dated March 1, 1991 to Independent Sales                                     *
               Representative Agreement with Phil Huston
10.(m)         Amendment to Independent Sales Representative Agreement                                      *
               with Phil Huston
10.(n)         Third Amendment to Registrant's Stock Option Plan of 1989                                    *
10.(o)         Third Amendment to Registrant's Non-Employee Directors                                       *
               Stock Option Plan
10.(p)         Fourth Amendment to Registrant's Stock Option Plan of 1989                                   *
10.(q)         Fourth Amendment to Registrant's Non-Employee Directors                                      *
               Stock Option Plan
10.(r)         Restated Loan Agreement dated November 8, 1993                                               *
10.(s)         Restated  Security Agreement dated November 8, 1993                                          *
10.(t)         Restated and amended  Non-Employee  Directors Stock Option Plan                              *
10.(u)         First Amendment to Restated Loan Agreement dated November 8, 1993                            19
10.(v)         Second Amendment to Restated Loan Agreement dated November 8, 1993                           25
10.(w)         Third Amendment to Restated Loan Agreement dated November 8, 1993                            37
10.(x)         Fourth Amendment to Restated Loan Agreement dated November 8, 1993                           44
10.(y)         Lease agreement with The Prudential Insurance Company of America                             51
               dated August 30, 1994
10.(z)         First amendment to Lease Agreement dated August 30, 1994                                     73
10.(aa)        Senior Subordinated Note between Registrant and The Prudentiaal Insurance                    74
               Company of America dated June 30, 1994
11.            Statement re computation of income per share                                                 75
13.            Registrant's 1994 Annual Report to Stockholders                                              77
23.            Consent of Deloitte & Touche  LLP                                                           114
27.            Financial Data Schedule for year ended 12/31/94                                             115
99.            Proxy Statement for the Annual Meeting of Stockholders                                      116
               of the Registrant to be held April 26, 1995



*   - These  documents have been  incorporated by reference as indicated in Item
    14(a) (3).