Form 10-Q
period 1995-03-31
DATA TRANSMISSION NETWORK CORP
filed 1995-05-15
CIK 790498

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q




                  Quarterly Report under Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934




For Quarter Ended                          March 31, 1995
                         ------------------------------------------------------
Commission File Number                         0-15405
                         ------------------------------------------------------


                     Data Transmission Network Corporation
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                 Delaware                                    47-0669375
         -----------------------                    --------------------------
         (State of Incorporation)                   (I.R.S. Employer ID Number)


9110 West Dodge Road, Suite 200, Omaha, Nebraska                       68114
- -------------------------------------------------                    ---------
     (Address of principal executive office)                         (Zip Code)


                                 (402) 390-2328
              ----------------------------------------------------
              (Registrant's telephone number, including area code)





Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.


                  Yes   X                                No
                      -----                                 -----


Number of shares of common stock outstanding as of May 12, 1995...3,296,481.




                              FINANCIAL STATEMENTS


BALANCE SHEETS


                                                                  March 31, 1995   December 31, 1994
                                                                  --------------   -----------------
                                                                    (Unaudited)         (Audited)


ASSETS


Current Assets
 Cash                                                         $      518,656    $      720,343
 Accounts receivable, net of allowance for
  doubtful accounts of $220,000                                    3,495,593         3,297,773
 Prepaid expenses                                                    261,772           189,332
 Deferred commission expense                                         731,406           629,925
                                                               --------------    --------------
  Total Current Assets                                             5,007,427         4,837,373


Equipment Used By Subscribers, net of accumulated
depreciation of $47,729,389 and $43,710,079                       60,577,177        61,449,931

Equipment and Leasehold Improvements, net of
 accumulated depreciation of $5,271,935
 and $4,729,831                                                    4,920,469         4,666,742

Other Assets                                                         646,965           505,310
                                                               --------------    --------------

                                                              $   71,152,038    $   71,459,356
                                                               ==============    ==============




LIABILITIES AND STOCKHOLDERS' EQUITY


Current Liabilities
 Accounts payable                                              $    4,049,365    $    4,493,796
 Accrued expenses                                                   1,392,876         1,117,206
 Current portion of long-term debt                                  9,312,500         9,463,541
                                                                --------------    --------------
  Total Current Liabilities                                        14,754,741        15,074,543


Long-Term Debt                                                     18,854,166        19,578,124
Subordinated Long-Term Notes, net of unamortized
 discount of $575,465 and $595,310                                 14,424,535        14,404,690
Equipment Deposits                                                    532,418           542,102
Unearned Revenue                                                   10,120,062         9,152,919


Stockholders' Equity
 Common stock, par value $.001, authorized
  20,000,000 shares, issued 3,375,408                                   3,375             3,375
 Paid-in capital                                                   14,302,689        14,302,689
 Retained earnings (deficit)                                         (491,865)         (217,501)
 Treasury stock, at cost, 81,330 and 83,723 shares                 (1,348,083)       (1,381,585)
                                                                --------------    --------------
  Total Stockholders' Equity                                       12,466,116        12,706,978
                                                                --------------    --------------
                                                               $   71,152,038    $   71,459,356
                                                                ===============   ===============



See notes to interim statements.

                            STATEMENT OF OPERATIONS

- -------------------------------------------------------------------------------------------------------------------
                                                                           Quarter Ended
Unaudited                                                   March 31, 1995               March 31, 1994
- -------------------------------------------------------------------------------------------------------------------


REVENUES

 Subscriptions                                                $ 9,958,463                   $ 7,647,261

 Additional services                                              916,040                       778,992

 Communication services                                         1,457,257                       977,021

 Advertising                                                      611,992                       492,400

 Service initiation fees                                          673,458                       653,097
                                                              ------------                   -----------

                                                               13,617,210                    10,548,771


EXPENSES

 Selling, general and administrative                            7,562,538                     5,859,695

 Sales commissions                                              1,086,783                       737,919

 Depreciation                                                   4,365,465                     3,388,307
                                                              ------------                  -----------

                                                               13,014,786                     9,985,921
                                                              ------------                  -----------


OPERATING INCOME                                                  602,424                       562,850


 Interest expense                                               1,044,781                       516,992

 Other income, net                                                 15,385                        10,627
                                                              ------------                   -----------



INCOME (LOSS) BEFORE INCOME TAXES                                (426,972)                       56,485

 Income tax (benefit) provision                                  (154,000)                       20,000
                                                               ------------                  -----------


NET INCOME (LOSS)                                             $  (272,972)                  $    36,485
                                                               ============                  ===========



EARNINGS (LOSS) PER SHARE                                     $     (0.08)                  $      0.01
                                                               ============                  ===========



Weighted Average Number of Shares
 Outstanding                                                    3,292,440                     3,401,611

STATEMENTS OF CASH FLOWS
==============================================================================================================
                                                                                 Quarter Ended
Unaudited                                                         March 31, 1995               March 31, 1994
==============================================================================================================


Cash Flows From Operating Activities
 Net income(loss)                                                   $  (272,972)                  $    36,485
 Adjustments to reconcile net income (loss) to net
  cash provided by operating activities:
 Depreciation                                                         4,365,465                     3,388,307
 Amortization of debt issue costs and discount                           32,190                             -
 Deferred income taxes                                                 (154,000)                       20,000
 Change in assets and liabilities:
  Accounts receivable                                                  (197,820)                      209,527
  Prepaid expenses                                                      (72,440)                     (343,877)
  Deferred commission expense                                          (101,481)                      (75,934)
  Accounts payable                                                     (692,431)                      513,006
  Accrued expenses                                                      275,670                      (218,714)
  Equipment deposits                                                     (9,684)                      (10,604)
  Unearned revenue                                                      967,143                       989,831
                                                                    ------------                   -----------

   Net Cash Provided By Operating Activities                          4,139,640                     4,508,027
Cash Flows From Investing Activities
 Capital expenditures for equipment
  used by subscribers                                                (2,837,756)                   (8,579,326)
 Capital expenditures for equipment
  and leasehold improvements                                           (660,682)                     (647,970)
                                                                    ------------                  ------------
   Net Cash Used By Investing Activities                             (3,498,438)                   (9,227,296)
Cash Flows From Financing Activities
 Proceeds from long-term debt                                         1,500,000                     5,000,000
 Principal payments on long-term debt                                (2,375,000)                     (937,500)
 Proceeds from the exercise of stock
  options and warrants                                                   32,111                       515,032
                                                                    ------------                   -----------

   Net Cash Provided (Used) By Financing Activities                    (842,889)                    4,577,532
                                                                    ------------                   -----------
Net Decrease in Cash                                                   (201,687)                     (141,737)

Cash at Beginning of Period                                             720,343                       648,391
                                                                    ------------                   -----------
Cash at End of Period                                               $   518,656                   $   506,654
                                                                    ============                   ===========



See notes to interim financial statements.

                     DATA TRANSMISSION NETWORK CORPORATION

                     NOTES TO INTERIM FINANCIAL STATEMENTS

1.       GENERAL AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

          The information furnished herein relating to interim periods has not been audited by independent Certified Public Accountants. The interim financial information in this report reflects any adjustments which are, in the opinion of management, necessary for a fair statement of results for the interim periods presented in accordance with generally accepted accounting principles. All such adjustments are of a normal recurring nature. The accounting policies followed by the company, and additional footnotes, are set forth in the audited financial statements included in the company's 1994 Annual Report, which report was incorporated by reference in Form 10-K for the fiscal period ended December 31, 1994.

2.       LONG-TERM DEBT AND LOAN AGREEMENTS:

          The company has a senior loan agreement with a group of six regional banks (the "senior loan agreement"). The senior loan agreement, which expires June 30, 1995 unless extended, provides for a total commitment of up to $46,400,000 in new borrowings. As of March 31, 1995, $26,750,000 of the total commitment had been borrowed, with the remaining $19,650,000 available to the company subject to certain restrictions as discussed below.

          Additional borrowings under the senior loan agreement are available to the company, so long as at the time of the advance, no default exists under the senior loan agreement or under the subordinated notes agreement (see Note 3), and total debt outstanding (including term notes outstanding but excluding long-term subordinated debt) does not exceed thirty-six times monthly operating cash flow (as defined). As of March 31, 1995, based on its current operating cash flow, the company would be able to borrow all of the $19,650,000 remaining commitment available.

          Substantially all of the company's assets are pledged as collateral under the senior loan agreement. In addition to the restrictions mentioned above with respect to advances, total debt outstanding (excluding long-term subordinated debt) is limited to forty-eight times monthly operating cash flow or three and one-half times stockholders' equity (defined to include long-term subordinated debt), whichever is less. Additionally, total debt outstanding (including subordinated debt) is limited to sixty times monthly operating cash flow. The company is also required to maintain total stockholders' equity of at least $11,500,000, a ratio of quarterly operating cash flow to interest expense (as defined) of at least 2.0 to 1, and is restricted to paying no cash dividends in excess of 25% of the prior years net operating income after taxes.

          Interest on the outstanding borrowings (prior to when the borrowings might be converted to term loans, as discussed below) is at a variable rate, depending on the ratio of the company's total borrowings (excluding long-term subordinated debt) to stockholders equity (including long-term subordinated debt) (the "Ratio"). So long as the Ratio is below 2.0 to 1, interest is at prime. When the Ratio is between 2.0 to 1 and 2.49 to 1, the interest rate is at prime plus 1/4%. When the Ratio is between 2.50 to 1 and 2.99 to 1, the interest rate is at prime plus 3/4%. When the Ratio is at or above 3.0 to 1, the interest rate is at prime plus 1 1/4%. The prime rate is adjusted monthly, with the interest rate adjustment (as defined above) changed quarterly. As of April 1, 1995, the variable rate borrowings outstanding are accruing interest at the prime rate of 9.0%.

          The company has the option to convert the outstanding borrowings to term loans at any time, payable in forty-eight equal principal installments, plus interest. Interest on the converted term loans is at a variable interest rate of 1/4% over the base rate (as determined in the preceding paragraph) or, at the company's option, may be at a fixed rate of 3/4% over the base rate. As of March 31, 1995, $1,500,000 of the total borrowings outstanding had not been converted to term loans. The remainder of the borrowings were term loans with interest rates ranging from 6.75% to 9.50%.

          The company pays a commitment fee of 1/4% on all unused portion of the total commitment. Additionally, once the Ratio (as described previously) reaches 2.50 to 1, the company will be required to pay a closing fee of 1/2% on all new borrowings made after that point in time.

 3.      SUBORDINATED LONG-TERM NOTES:

          On June 30, 1994, the company sold to one investor $15,000,000 of its 11.25% subordinated long-term notes in a private placement transaction (the "subordinated debt"). The subordinated debt is subordinated in right of payment to all current and future senior debt. Interest on the subordinated debt is to be paid quarterly, with principal due in five equal annual installments beginning on June 30, 2000.

          The company has the option to prepay the subordinated debt on any date after June 30, 1997 at a premium beginning at 7.5% of the principal prepaid, and decreasing by 1.5% per year until June 30, 2002 when no premium is required. There are also provisions for mandatory prepayment upon a change in ownership control (as defined), at a premium beginning at 12.0% of the principal prepaid during the period ended June 30, 1995 and decreasing by 1.5% per year until June 30, 2002 when no premium is required.

          The subordinated debt agreement contains a cross-acceleration clause, whereby the subordinated debt will become immediately due and payable upon a payment default on the senior debt outstanding. Other subordinated debt financial covenants and restrictions are generally less restrictive than those of the senior loan agreement.

          The company also issued a warrant to the investor to purchase 25,000 shares of the company's $.001 par value common stock at $22.17 per share on or before June 30, 2004. In connection with the issuance of the warrant to purchase common stock, the company recorded a $635,000 credit to additional payment in capital and a related debt discount, which represents an estimate of the fair value of the warrant issued.

          Expenses of the subordinated debt offering have been capitalized as deferred debt issuance costs, and will be amortized, along with the debt discount mentioned in the previous paragraph, over the life of the subordinated debt using a level-yield method.

4.       EARNINGS (LOSS) PER SHARE:

          Earnings (loss) per share were calculated based on the weighted average number of shares outstanding. Outstanding warrants and options are included in the calculation of net income (loss) per share only when their impact is dilutive.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF

                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Revenues:

     Total revenues for the first quarter of 1995 increased 29% over the same period of 1994. The increase can be attributed to a strong growth in the subscription, communications and advertising revenues, due primarily to the 11% growth in total subscribers to 84,600, up from 76,500 one year ago. On a per subscriber per month basis, operating revenue, (subscription, advertising, additional services, and communication revenues) increased to $51.82 for the first quarter of 1995 compared to $43.81 for the same period in 1994.

     Subscriptions:
          The 11% growth in total subscribers and the continued increase of higher revenue services in the subscription mix, helped contribute to the 30% increase in subscription revenue for the first quarter of 1995 compared to 1994.

     Communication Services:
          The continued growth by DTNergy refiners sending messages and prices to their wholesalers, resulted in a 49% revenue increase for the first quarter of 1995 compared to the first quarter of 1994.

     Advertising:
          The steady growth of subscribers to the color platform in addition to the added capabilities of the color system continues to attract new advertisers. The result was a 24% increase in revenues for the first quarter of 1995 compared to the same period one year ago.

Expenses:

     Total expenses for the first quarter of 1995 increased 30% compared to the first quarter of 1994. This increase was primarily due to an increase in the expenses related to depreciation on subscriber equipment, increased overhead from the increasing subscriber base and increased net development costs.

     Selling, General and Administrative:
          Selling, general and administrative expenses grew 29% due mainly to the 11% growth in the subscriber base and the continued investment in new developmental services. On a per subscriber per month basis, these costs were $30.28 for the first quarter of 1995, compared to $25.94 one year ago. As a percentage of revenues, selling, general and administrative expenses held constant at 56% for both periods.

     Sales Commissions:
          Steady increases in gross sales and strong revenue growth in the DTNergy revenue based commissions attributed to the 47% increase in sales commissions for the first quarter of 1995 over 1994. DTNergy commissions are based on the level of net revenue generated and not new sales as in other products.

     Depreciation:
          Depreciation expense for the first quarter of 1995 increased 29% over 1994 due to the rising subscriber base and with the change in the percentage mix of the subscribers receiving their services via the more expensive color graphics databox. As a percentage of revenue, depreciation expense was steady at 32% for both periods.

      Net Developmental Costs:
          As defined, "net developmental costs" include, 1) the costs of market research activities, 2) the expenses of hardware and software engineering, and 3) the negative operating cash flow (after interest expense but prior to corporate allocations) of new products. These costs for the first quarter of 1995, which are included throughout in the Statement of Operations, were $926,000 compared to $855,000 for the same period in 1994. Net developmental costs is one measurement tool of the Company's investment in new products and technology.

Operating Cash Flow:

     Operating cash flow (operating income before depreciation expense) grew 26% for the first quarter of 1995 over 1994. This increase can be attributed to more subscribers utilizing the higher margin services and also to the growing subscriber base. Operating cash flow is one of three key components management uses to measure the Company's success.

 Interest Expense:

     The interest expense increase for the first quarter of 1995 over 1994 was due mainly to higher borrowing requirements needed to fund purchases of equipment used by subscribers, a 3% rise in the prime rate that drives the Company's revolving variable rate debt and the addition of the subordinated debt obtained late in the second quarter of 1994.

Income Tax (Benefit) Provision:

     The Company's effective income tax rate was 36% for the first quarter of 1995 compared to 35% one year ago.


              FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

     Due to the nature of the Company's business, the majority of it's assets are invested in equipment used by it's subscribers. As a result, the Company does not have a significant amount of liquid assets.

     The Company's primary commitment for capital expenditures is for equipment used by it's subscribers. During the first quarter of 1995, the Company purchased $2,838,000 of this equipment compared to $8,579,000 in 1994. The decrease in purchases was mainly the result of reducing inventory levels that had been built up by year end. These purchases were financed through cash flow from operations and borrowings under the revolving senior loan agreement.

     During the first quarter of 1995, net cash provided by operating activities decreased mainly due to the loss before taxes for the reasons previously mentioned.

     The Company expects to satisfy operating expenses and debt repayment requirements with internally generated cash flows and the available borrowings under the current senior loan agreement. During the first quarter of 1995, the Company borrowed an additional $1,500,000 from the available credit line.

     Stockholders equity decreased to $12,466,116 at March 31, 1995, due to the first quarter net loss, which was offset slightly by the issuance of treasury stock upon the exercise of options outstanding to purchase common stock.

 FORM 10-Q
                               DATA TRANSMISSION NETWORK CORPORATION

                                   PART II - OTHER INFORMATION



Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS:

         (a)     Date of Annual Meeting of Stockholders - April 26, 1995.
         (b) Directors Elected - Roger R. Brodersen, Robert S. Herman, David K. Karnes, J. Michael Parks, Jay E. Ricks, Greg T. Sloma and Roger W. Wallace.

         (c)     Other Matters Voted Upon
                 - Proposal to amend the Company's Non-Employee Directors Stock Option Plan, 2,700,301 votes for, 54,887 votes against, 14,000 broker non-votes and 19,196 votes abstained.
                 - Ratification of the appointment of Deloitte and Touche LLP as independent auditors for 1995, 2,770,192 votes for, 8,635 votes against and 9,557 votes abstained.

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K:

         (a)     Exhibits - 11 - Statement re computation of per share earnings.
         (b)     Reports on Form 8-K
                 None

SIGNATURE

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on it's behalf by the undersigned thereunto duly authorized.



                                    DATA TRANSMISSION NETWORK CORPORATION



                           By        /s/ Roger R. Brodersen
                                    ----------------------------
                                    Roger R. Brodersen
                                    Chairman, President and CEO



                           By        /s/ Greg T. Sloma
                                    ------------------------------
                                    Greg T. Sloma
                                    Executive Vice President and
                                    Chief Operating Officer




                           By        /s/ Brian L. Larson
                                    ------------------------------
                                    Brian L. Larson
                                    Chief Financial Officer,
                                    Secretary and Treasurer









Dated this 12th day of May, 1995.