Form 10-Q
period 1995-06-30
DATA TRANSMISSION NETWORK CORP
filed 1995-08-15
CIK 790498

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-Q




                  Quarterly Report under Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934




For Quarter Ended                            June 30, 1995
                            -----------------------------------

Commission File Number                         0-15405
                            -----------------------------------


                     Data Transmission Network Corporation
             (Exact name of registrant as specified in its charter)


                 Delaware                              47-0669375
          -----------------------              --------------------------
         (State of Incorporation)              (I.R.S. Employer ID Number)


9110 West Dodge Road, Suite 200, Omaha, Nebraska              68114
------------------------------------------------            --------
     (Address of principal executive office)               (Zip Code)


                                 (402) 390-2328
               --------------------------------------------------
              (Registrant's telephone number, including area code)








Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.



                  Yes   X                                No
                      -----                                  ------


Number of shares of common stock outstanding as of August 14, 1995...3,308,075.

-------------------------------------------------------------------------------------------------------------------
                              FINANCIAL STATEMENTS
-------------------------------------------------------------------------------------------------------------------
BALANCE SHEETS
-------------------------------------------------------------------------------------------------------------------


                                                                   June 30, 1995                  December 31, 1994
-------------------------------------------------------------------------------------------------------------------
                                                                    (Unaudited)                      (Audited)

ASSETS


Current Assets
 Cash                                                              $    413,874                       $    720,343

 Accounts receivable, net of allowance for
  doubtful accounts of $220,000                                       4,137,695                          3,297,773
 Prepaid expenses                                                       256,361                            189,332
 Deferred commission expense                                            970,169                            629,925
                                                                   -------------                      ------------
  Total Current Assets                                                5,778,099                          4,837,373



Equipment Used By Subscribers, net of accumulated
 depreciation of $51,860,914 and $43,710,079                         61,918,222                         61,449,931

Equipment and Leasehold Improvements, net of
 accumulated depreciation of $5,887,835
 and $4,729,831                                                       5,195,494                          4,666,742

Other Assets                                                            614,620                            505,310
                                                                   -------------                      ------------
                                                                   $ 73,506,435                       $ 71,459,356

-------------------------------------------------------------------------------------------------------------------


LIABILITIES AND STOCKHOLDERS' EQUITY


Current Liabilities
 Accounts payable                                                  $  4,810,363                       $  4,493,796
 Accrued expenses                                                     1,312,115                          1,117,206
 Current portion of long-term debt                                    9,062,500                          9,463,541
                                                                   -------------                      ------------
  Total Current Liabilities                                          15,184,978                         15,074,543


Long-Term Debt                                                       20,234,374                         19,578,124
Subordinated Long-Term Notes, net of unamortized
 discount of $555,620 and $595,310                                   14,444,380                         14,404,690
Equipment Deposits                                                      524,630                            542,102
Unearned Revenue                                                     10,518,320                          9,152,919


Stockholders' Equity
 Common stock, par value $.001, authorized
  20,000,000 shares, issued 3,375,408                                     3,375                              3,375
 Paid-in capital                                                     14,302,689                         14,302,689
 Retained earnings (deficit)                                           (464,706)                          (217,501)
 Treasury stock, at cost, 73,780 and 83,723 shares                   (1,241,605)                        (1,381,585)
                                                                   -------------                      -------------
  Total Stockholders' Equity                                         12,599,753                         12,706,978
                                                                   -------------                      ------------
                                                                   $ 73,506,435                       $ 71,459,356


-------------------------------------------------------------------------------------------------------------------


See notes to interim statements.

                                     - 2 -

-------------------------------------------------------------------------------------------------------------------

STATEMENT OF OPERATIONS
-------------------------------------------------------------------------------------------------------------------

                                                        Quarter Ended                       Six Months Ended
Unaudited                                    June 30, 1995      June 30, 1994       June 30, 1995     June 30, 1994
-------------------------------------------------------------------------------------------------------------------

REVENUES

 Subscriptions                                 $10,747,820       $ 8,277,304         $20,706,284       $15,924,565

 Additional services                               947,370           947,100           1,863,410         1,726,092

 Communication services                          1,671,460         1,055,284           3,128,717         2,032,305

 Advertising                                       584,150           572,505           1,196,142         1,064,906

 Service initiation fees                           788,650           543,812           1,462,107         1,196,909
                                               -----------       ------------        ------------      -----------

                                                14,739,450        11,396,005          28,356,660        21,944,777


EXPENSES

 Selling, general and administrative             7,977,742         6,687,649          15,540,280        12,547,344

 Sales commissions                               1,169,804           842,393           2,256,587         1,580,313

 Depreciation                                    4,517,280         3,659,692           8,882,745         7,047,999
                                               -----------       ------------        ------------      -----------

                                                13,664,826        11,189,734          26,679,612        21,175,656
                                               -----------       ------------        ------------      -----------


OPERATING INCOME                                 1,074,624           206,271           1,677,048           769,121



 Interest expense                                1,038,741            645,626          2,083,522         1,162,618

 Other income, net                                  15,919             8,883              31,304            19,510
                                               -----------       ------------        ------------      -----------



INCOME (LOSS) BEFORE
 INCOME TAXES                                       51,802          (430,472)           (375,170)         (373,987)

 Income tax (benefit) provision                     19,000          (151,000)           (135,000)         (131,000)
                                               -----------       ------------        ------------      ------------


NET INCOME (LOSS)                              $    32,802       $  (279,472)        $  (240,170)      $  (242,987)

-------------------------------------------------------------------------------------------------------------------



EARNINGS (LOSS) PER SHARE                      $      0.01       $     (0.09)        $     (0.07)      $     (0.08)

-------------------------------------------------------------------------------------------------------------------



Weighted Average Number of Shares
 Outstanding                                     3,451,426         3,243,804           3,295,119         3,234,141





See notes to interim financial statements

                                     - 3 -

-------------------------------------------------------------------------------------------------------------------




STATEMENTS OF CASH FLOWS
-------------------------------------------------------------------------------------------------------------------

                                                                                   Six Months Ended
Unaudited                                                          June 30, 1995                      June 30, 1994
-------------------------------------------------------------------------------------------------------------------



Cash Flows From Operating Activities
 Net loss                                                           $  (240,170)                     $    (242,987)
 Adjustments to reconcile net loss to net
  cash provided by operating activities:
 Depreciation                                                         8,882,745                          7,047,999
 Amortization of debt issue costs and discount                           64,380                                  -
 Deferred income taxes                                                 (134,000)                          (113,000)
 Change in assets and liabilities:
  Accounts receivable                                                  (839,922)                          (251,726)
  Prepaid expenses                                                      (67,029)                          (196,010)
  Deferred commission expense                                          (340,244)                           (73,483)
  Deferred debt issuance costs                                                -                           (395,000)
  Accounts payable                                                      526,568                            926,498
  Accrued expenses                                                      194,909                            232,262
  Equipment deposits                                                    (17,472)                           (19,213)
  Unearned revenue                                                    1,365,401                          1,112,275
                                                                    ------------                       -----------

   Net Cash Provided By Operating Activities                          9,395,166                          8,027,615

Cash Flows From Investing Activities
 Capital expenditures for equipment
  used by subscribers                                                (8,701,195)                       (15,956,806)
 Capital expenditures for equipment
  and leasehold improvements                                         (1,388,594)                        (1,632,896)
                                                                    ------------                       ------------

   Net Cash Used By Investing Activities                            (10,089,789)                       (17,589,702)

Cash Flows From Financing Activities
 Proceeds from long-term debt                                         5,000,000                         10,500,000
 Principal payments on long-term debt                                (4,744,791)                       (16,375,000)
 Proceeds from subordinated long-term notes                                   -                         15,000,000
 Proceeds from the exercise of stock
  options and warrants                                                  132,945                            533,042
                                                                    ------------                       -----------

   Net Cash Provided By Financing Activities                            388,154                          9,658,042
                                                                    ------------                       -----------

Net Increase (Decrease) in Cash                                        (306,469)                            95,955

Cash at Beginning of Period                                             720,343                            648,391
                                                                    ------------                       -----------

Cash at End of Period                                               $   413,874                        $   744,346


-------------------------------------------------------------------------------------------------------------------










See notes to interim financial statements

-------------------------------------------------------------------------------

                     DATA TRANSMISSION NETWORK CORPORATION

                     NOTES TO INTERIM FINANCIAL STATEMENTS

1.       GENERAL AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

                  The information furnished herein relating to interim periods has not been examined by independent Certified Public Accountants. The interim financial information in this report reflects any adjustments which are, in the opinion of management, necessary for a fair statement of results for the interim periods presented in accordance with generally accepted accounting principles. All such adjustments are of a normal recurring nature. The accounting policies followed by the company, and additional footnotes, are set forth in the audited financial statements included in the company's 1994 Annual Report, which report was incorporated by reference in Form 10-K for the fiscal period ended December 31, 1994.

2.       LONG-TERM DEBT AND LOAN AGREEMENTS:

                  The company has a senior loan agreement with a group of seven regional banks (the "senior loan agreement"). The senior loan agreement, which expires June 30, 1996 unless extended, provides for a total commitment of up to $34,500,000 in new borrowings. As of June 30, 1995, $5,000,000 of the total commitment had been borrowed, with the remaining $29,500,000 available to the company subject to certain restrictions as discussed below.

                  Additional borrowings under the senior loan agreement are available to the company, so long as at the time of the advance, no default exists under the senior loan agreement or under the subordinated notes agreement (see Note 3), and total debt outstanding (including term notes outstanding but excluding long-term subordinated debt) does not exceed thirty-six times monthly operating cash flow (as defined). As of June 30, 1995, based on its current operating cash flow, the company would be able to borrow all of the $29,500,000 remaining commitment available.

                  Substantially all of the company's assets are pledged as collateral under the senior loan agreement. In addition to the restrictions mentioned above with respect to advances, total debt outstanding (excluding long-term subordinated debt) is limited to forty-eight times monthly operating cash flow or three and one-half times stockholders' equity (defined to include long-term subordinated debt), whichever is less. Additionally, total debt outstanding (including subordinated debt) is limited to sixty times monthly operating cash flow. The company is also required to maintain total stockholders' equity of at least $11,000,000, a ratio of quarterly operating cash flow to interest expense (as defined) of at least 2.25 to 1, and is restricted to paying no cash dividends in excess of 25% of the prior years net operating income after taxes.

                  Interest on the outstanding borrowings (prior to when the borrowings might be converted to term loans, as discussed below) is at a variable rate, depending on the ratio of the company's total borrowings (excluding long-term subordinated debt) to stockholders equity (including long-term subordinated debt) (the "Ratio"). So long as the Ratio is below 2.0 to 1, interest is at prime. When the Ratio is between 2.0 to 1 and
                  2.49 to 1, the interest rate is at prime plus 1/4%. When the Ratio is between 2.50 to 1 and 2.99 to 1, the interest rate is at prime plus 3/4%. When the Ratio is at or above 3.0 to 1, the interest rate is at prime plus 1 1/4%. The prime rate is adjusted monthly, with the interest rate adjustment (as defined above) changed quarterly. As of August 1, 1995, the variable rate borrowings outstanding are accruing interest at the prime rate of 8.75%.

                  The company has the option to convert the outstanding borrowings to term loans at any time, payable in forty-eight equal principal installments, plus interest. Interest on the converted term loans is at the greater of, a variable rate of .75% over the base rate (as determined in the preceding paragraph) or, 2.50% above the average of the yields on constant maturity treasury bonds with maturities of three and five years. As of June 30, 1995, $5,000,000 of the total borrowings outstanding had not been converted to term loans. The remainder of the borrowings were term loans with interest rates ranging from 6.75% to 9.25%.

                  The company pays a commitment fee of 1/4% on all unused portion of the total commitment. Additionally, once the Ratio (as described previously) reaches 2.50 to 1, the company will be required to pay a closing fee of 1/2% on all new borrowings made after that point in time.


3.       SUBORDINATE LONG-TERM NOTES:

                  On June 30, 1994, the company sold to one investor $15,000,000 of its 11.25% subordinated long-term notes in a private placement transaction (the "subordinated debt"). The subordinated debt is subordinate in right of payment to all current and future senior debt. Interest on the subordinated debt is to be paid quarterly, with principal due in five equal annual installments beginning on June 30, 2000.

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

                  The company also issued a warrant to the investor to purchase 25,000 shares of the company's $.001 par value common stock at $22.17 per share on or before June 30, 2004. In connection with the issuance of the warrant to purchase common stock, the company recorded a $635,000 credit to additional paid in capital and a related debt discount, which represents an estimate of the fair value of the warrant issued.

                  Expenses  of  the   subordinated   debt   offering  have  been
                  capitalized, and are being amortized, along with the debt discount mentioned in the previous paragraph, over the life of the subordinated debt using a level-yield method.

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

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF

                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

Revenues:
     Total revenues for the second quarter and first six months of 1995 increased 29% over the same periods of 1994. The increase can be attributed to strong growth in subscription, communications and service initiation fee revenues. A contributing factor for the increase was the growth in total subscribers to 86,700 up from 78,300 one year ago. On a per subscriber per month basis, operating revenue, (subscription, communication, additional services, and advertising revenues) increased to $54.29 and $53.10 for the second quarter and first six months of 1995 compared to $46.74 and $45.32 for the same periods in 1994.

     Subscriptions:
         The 11% growth in total subscribers and the continued increase of higher revenue services in the subscription mix contributed to the 30% increase in subscription revenue for both the second quarter and first six months of 1995 compared to 1994.

     Communication Services:
         The continued strong growth by the DTNergy service resulted in a 58% and 54% revenue increase for the second quarter and first six months of 1995 compared to the same periods of 1994. DTNenergy transmits refiner's prices and other communications messages to wholesalers.

     Service Initiation Fees:
        The increased growth of new subscription sales and an increase in the standard fee charged to subscribers contributed to the revenue increase. Service initiation fee revenue was up 45% for the second quarter of 1995 over the same quarter in 1994 and 22% for the first six months of 1995 compared to 1994.

Expenses:

     Total expenses for the second quarter of 1995 increased 22% compared to the second quarter of 1994. This increase was primarily due to increased costs to obtain new subscribers and to service and support the increasing subscriber base. The second quarter increase was down over the first quarter increase of 30%, due mainly to slower growth in depreciation and in net development costs.

     Selling, General and Administrative:
         Selling, general and administrative expenses grew 19% and 24% for the second quarter and first six months of 1995 due primarily to the 11% growth in the subscriber base and the continued investment in new developmental services. On a per subscriber per month basis, these costs were $31.05 and $30.68 for the second quarter and first six months of 1995, compared to $28.80 and $27.41 one year ago. As a percentage of revenues, selling, general and administrative expenses were 54% and 55% for 1995 compared to 59% and 57% for the same periods in 1994.

     Sales Commissions:
         Steady increases in gross subscription sales and strong revenue growth in DTNergy attributed to the 39% and 43% increase in sales commissions for the second quarter and first six months of 1995 over 1994. DTNergy commissions are based on the level of net revenue generated and not new sales as in other services.

     Depreciation:
         Depreciation expense for the second quarter of 1995 increased 23% over 1994 due to the rising subscriber base and with the change in the percentage mix of the subscribers receiving their services via the more expensive color graphics databox. This increase was at a slower growth rate than the first quarter of 1995. As a percentage of revenue, depreciation expense was down to 31% for the periods reported compared to 32% one year ago.

     Net Developmental Costs:
         As defined, "net developmental costs" include, 1) the costs of market research activities, 2) the expenses of hardware and software engineering, and 3) the negative operating cash flow (after interest expense but prior to corporate allocations) of new products. These costs for the second quarter of 1995 were $860,000 compared to $1,109,000 for the same period in 1994. Net developmental costs is one measurement of the Company's investment in new services and technology.

Operating Cash Flow:

     Operating cash flow (operating income before depreciation expense) grew 45% for the second quarter of 1995 over 1994. For the first six months, the growth was at 35% for 1995 over 1994. The rise in operating cash flow can be attributed to an increase in subscribers utilizing the higher margin services and also to the efficiencies of the growing subscriber base. Operating cash flow is a key component management uses to measure the Company's success.

Interest Expense:

     The interest expense increase for the second quarter and first six months of 1995 over 1994 was primarily due to higher borrowing requirements needed to fund purchases of equipment used by subscribers, a rise in the prime rate that drives the Company's revolving variable rate debt and the addition of the subordinated debt obtained late in the second quarter of 1994.

Income Tax (Benefit) Provision:

     The Company's effective income tax rate was 36% for the second quarter and first six months of 1995 compared to 35% for both periods one year ago.



              FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

     Due to the nature of the Company's business, the majority of it's assets are invested in equipment used by it's subscribers. As a result, the Company does not have a significant amount of liquid assets.

     The Company's primary commitment for capital expenditures is for equipment used by it's subscribers. During the first six months of 1995, the Company purchased $8,701,000 of this equipment compared to $15,957,000 in 1994. The decrease in purchases was mainly the result of reducing inventory levels that had been built up by the end of 1994. These purchases were financed through cash flow from operations and borrowings under the revolving senior loan agreement.

     During the first six months of 1995, net cash provided by operating activities increased 17% primarily due to the increase in operating cash flow as previously discussed.

     The Company expects to satisfy operating expenses and debt repayment requirements with internally generated cash flows and the available credit line under the current senior loan agreement. During the first six months of 1995, the Company has borrowed $5,000,000 from the available credit line.

     Stockholders equity decreased slightly to $12,599,753 at June 30, 1995, due to the net loss for the first six months, which was offset slightly by the issuance of treasury stock upon the exercise of options outstanding to purchase common stock.

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



                                    DATA TRANSMISSION NETWORK CORPORATION



                  By        /s/ Roger R. Brodersen
                            ----------------------
                            Roger R. Brodersen
                            Chairman, President and CEO



                  By        /s/ Greg T. Sloma
                            -----------------
                            Greg T. Sloma
                            Executive Vice President and Chief Operating Officer




                  By        /s/ Brian L. Larson
                            -------------------
                            Brian L. Larson
                            Chief Financial Officer, Secretary and Treasurer











Dated this 14th day of August, 1995.
                                     - 9 -