Form 10-Q
period 1995-09-30
DATA TRANSMISSION NETWORK CORP
filed 1995-11-15
CIK 790498

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-Q


                  Quarterly Report under Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934


                      For Quarter Ended September 30, 1995


                         Commission File Number 0-15405




                     Data Transmission Network Corporation
             (Exact name of registrant as specified in its charter)


                              Delaware 47-0669375
              (State of Incorporation) (I.R.S. Employer ID Number)


             9110 West Dodge Road, Suite 200, Omaha, Nebraska 68114
               (Address of principal executive office) (Zip Code)


                                 (402) 390-2328
              (Registrant's telephone number, including area code)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.



                                    Yes   X                            No
                                        -----                             -----
Number of shares of common stock outstanding as of November 8, 1995...3,312,784.

                              FINANCIAL STATEMENTS
-----------------------------------------------------------------------------------------



BALANCE SHEETS
-----------------------------------------------------------------------------------------

                                                September 30, 1995      December 31, 1994
                                                     (Unaudited)             (Audited)
-----------------------------------------------------------------------------------------



ASSETS


Current Assets
 Cash                                                $      322,077    $      720,343
 Accounts receivable, net of allowance for
  doubtful accounts of $220,000                           4,986,011         3,297,773
 Prepaid expenses                                           439,316           189,332
 Deferred commission expense                              1,470,271           629,925
                                                     --------------    --------------
  Total Current Assets                                    7,217,675         4,837,373



Equipment Used By Subscribers, net of accumulated
 depreciation of $56,271,087 and $43,710,079             66,144,113        61,449,931

Equipment and Leasehold Improvements, net of
 accumulated depreciation of $6,538,193
 and $4,729,831                                           5,285,748         4,666,742

Intangible Asset, net of accumulated
 amortizationn of $103,540                                4,866,460              --

Other Assets                                                552,775           505,310
                                                     --------------    --------------
                                                     $   84,066,771    $   71,459,356



LIABILITIES AND STOCKHOLDERS' EQUITY


Current Liabilities
 Accounts payable                                    $    9,009,702    $    4,493,796
 Accrued expenses                                         1,702,656         1,117,206
 Current portion of long-term debt                        8,750,000         9,463,541
                                                     --------------    --------------
  Total Current Liabilities                              19,462,358        15,074,543


Long-Term Debt                                           26,437,499        19,578,124
Subordinated Long-Term Notes, net of unamortized
 discount of $535,775 and $595,310                       14,464,225        14,404,690
Equipment Deposits                                          521,228           542,102
Unearned Revenue                                         10,336,618         9,152,919


Stockholders' Equity
 Common stock, par value $.001, authorized
  20,000,000 shares, issued 3,375,408                         3,375             3,375
 Paid-in capital                                         14,302,689        14,302,689
 Retained earnings (deficit)                               (364,962)         (217,501)
 Treasury stock, at cost, 63,490 and 83,723 shares       (1,096,259)       (1,381,585)
                                                     --------------    --------------
  Total Stockholders' Equity                             12,844,843        12,706,978
                                                     --------------    --------------
                                                     $   84,066,771    $   71,459,356

See notes to interim financial statements.

-------------------------------------------------------------------------------------------------------






STATEMENT OF OPERATIONS
-------------------------------------------------------------------------------------------------------

                                                  Quarter Ended                  Nine Months Ended
Unaudited                             Sept. 30, 1995   Sept. 30, 1994   Sept. 30, 1995   Sept. 30, 1994
-------------------------------------------------------------------------------------------------------



REVENUES

 Subscriptions                         $  12,110,885   $   8,684,429    $  32,817,168    $  24,608,994
 Additional services                       1,004,800         913,940        2,868,210        2,640,032
 Communication services                    1,832,330       1,238,393        4,961,047        3,270,698
 Advertising                                 377,808         358,084        1,573,950        1,422,989
 Service initiation fees                     842,428         489,824        2,304,536        1,686,733
                                       -------------   -------------    -------------    -------------
                                          16,168,251      11,684,670       44,524,911       33,629,446


EXPENSES

 Selling, general and administrative       8,619,155       7,159,337       24,159,435       19,706,681
 Sales commissions                         1,375,229       1,009,274        3,631,816        2,589,586
 Depreciation and amortization             4,901,641       3,866,967       13,784,386       10,914,966
                                       -------------   -------------    -------------    -------------
                                          14,896,025      12,035,578       41,575,637       33,211,233
                                       -------------   -------------    -------------    -------------


OPERATING INCOME                           1,272,226        (350,908)       2,949,274          418,213

 Interest expense                          1,135,981         956,136        3,219,503        2,118,754
 Other income, net                            14,311          11,369           45,615           30,879
                                       -------------   -------------    -------------    -------------



INCOME (LOSS) BEFORE
 INCOME TAXES                                150,556      (1,295,675)        (224,614)      (1,669,662)

 Income tax (benefit) provision               54,000        (453,000)         (81,000)        (584,000)
                                       -------------   -------------    -------------    -------------


NET INCOME (LOSS)                      $      96,556   $    (842,675)   $    (143,614)   $  (1,085,662)

-------------------------------------------------------------------------------------------------------


EARNINGS (LOSS) PER SHARE              $        0.03   $       (0.26)   $       (0.04)   $       (0.34)
-------------------------------------------------------------------------------------------------------


Weighted Average Number of Shares
 Outstanding                               3,501,476       3,253,761        3,299,353        3,240,681
-------------------------------------------------------------------------------------------------------






See notes to interim financial statements


------------------------------------------------------------------------------------------------






STATEMENTS OF CASH FLOWS
-------------------------------------------------------------------------------------------------

                                                      Nine Months Ended
Unaudited                                       Sept. 30, 1995    Sept. 30, 1994
--------------------------------------------------------------------------------------------------


Cash Flows From Operating Activities

 Net loss                                             $    (143,614)               $  (1,085,662)
 Adjustments to reconcile net loss to net cash
 provided by operating activities:
 Depreciation and amortization                           13,784,386                   10,914,966
 Amortization of debt issue costs and discount               96,570                       32,190
 Deferred income taxes                                      (84,500)                    (566,000)
 Change in assets and liabilities:
  Accounts receivable                                    (1,688,238)                    (460,504)
  Prepaid expenses                                         (249,984)                    (330,708)
  Deferred commission expense                              (840,346)                     (44,461)
  Deferred debt issuance costs                                 --                       (395,000)
  Accounts payable                                          (51,048                      890,765
  Accrued expenses                                          585,450                       75,039
  Equipment deposits                                        (20,874)                     (25,381)
  Unearned revenue                                        1,183,699                    1,229,211
                                                      -------------                 -------------

   Net Cash Provided By Operating Activities             12,571,501                   10,234,455

Cash Flows From Investing Activities

 Capital expenditures:
  Equipment used by subscribers                         (15,801,619)                 (22,488,658)
  Equipment and leasehold improvements                   (1,961,415)                  (2,024,904)

Acquisition of Subscribers                               (1,634,046)                        --
                                                      -------------                 -------------

   Net Cash Used By Investing Activities                (19,397,080)                 (24,513,562)

Cash Flows From Financing Activities

 Proceeds from long-term debt                            13,250,000                   16,500,000
 Principal payments on long-term debt                    (7,104,166)                 (18,062,500)
 Proceeds from subordinated long-term debt                     --                     15,000,000
 Proceeds from the exercise of stock
  options and warrants                                      281,479                    1,265,040
 Purchase of treasury stock                                    --                       (534,000)
                                                      -------------                  -------------

   Net Cash Provided By Financing Activities              6,427,313                   14,168,540
                                                      -------------                  -------------

Net Decrease in Cash                                       (398,266)                    (110,567)

Cash at Beginning of Period                                 720,343                      648,391
                                                      -------------                  -------------

Cash at End of Period                                 $     322,077                $     537,824

                                                      -------------                  -------------


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

2.       LONG-TERM DEBT AND LOAN AGREEMENTS:

                  The company has a senior loan agreement with a group of seven regional banks (the "senior loan agreement"). The senior loan agreement, which expires June 30, 1996 unless extended, provides for a total commitment of up to $34,500,000 in new borrowings. As of September 30, 1995, $13,250,000 of the total commitment had been borrowed, with the remaining $21,250,000 available to the company subject to certain restrictions as discussed below.

                  Additional borrowings under the senior loan agreement are available to the company, so long as at the time of the advance, no default exists under the senior loan agreement or under the subordinated notes agreement (see Note 3), and total debt outstanding (including term notes outstanding but excluding long-term subordinated debt) does not exceed thirty-six times monthly operating cash flow (as defined). As of September 30, 1995, based on its current operating cash flow, the company would be able to borrow all of the $21,250,000 remaining commitment available.

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

                  Interest on the outstanding borrowings (prior to when the borrowings might be converted to term loans, as discussed below) is at a variable rate, depending on the ratio of the company's total borrowings (excluding long-term subordinated debt) to stockholders equity (including long-term subordinated debt) (the "Ratio"). So long as the Ratio is below 2.0 to 1, interest is at prime. When the Ratio is between 2.0 to 1 and
                  2.49 to 1, the interest rate is at prime plus 1/4%. When the Ratio is between 2.50 to 1 and 2.99 to 1, the interest rate is at prime plus 3/4%. When the Ratio is at or above 3.0 to 1, the interest rate is at prime plus 1 1/4%. The prime rate is adjusted monthly, with the interest rate adjustment (as defined above) changed quarterly. As of November 1, 1995, the variable rate borrowings outstanding are accruing interest at the prime rate of 8.75%.

                  The company has the option to convert the outstanding borrowings to term loans at any time, payable in forty-eight equal principal installments, plus interest. Interest on the converted term loans is at the greater of, a variable rate of .75% over the base rate (as determined in the preceding paragraph) or, 2.50% above the average of the yields on constant maturity treasury bonds with maturities of three and five years. As of September 30, 1995, $13,250,000 of the total borrowings outstanding had not been converted to term loans. The remainder of the borrowings were term loans with interest rates ranging from 6.75% to 9.25%.

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

                  Expenses of the subordinated debt offering have been capitalized and are being amortized, along with the debt discount mentioned in the previous paragraph, over the life of the subordinated debt using a level-yield method.

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

         The Company's primary commitment for capital expenditures is for equipment used by it's subscribers. During the first nine months of 1995, the Company purchased $15,802,000 of this equipment compared to $22,489,000 in 1994. The decrease in purchases was mainly the result of reducing inventory levels that had been built up by the end of 1994. These purchases were financed through cash flow from operations and borrowings under the revolving senior loan agreement.

         Effective July 26, 1995, the Company entered into an agreement with Knight-Ridder Financial (KRF) to acquire 2,900 Knight-Ridder Commodity News Service subscribers. The Company will pay KRF approximately $4,970,000 over two years, made up of $3,000,000 for the subscribers and $1,970,000 for future revenue sharing. The $3,000,000 for the subscribers is to be paid one-half at closing and the remaining one-half due one year from closing. The $1,970,000 for future revenue sharing is based upon a company estimate and is to be paid quarterly. The purchase price is being capitalized as an intangible asset and amortized using the straight line method over eight years.

         During the first nine months of 1995, net cash provided by operating activities increased 23% primarily due to the increase in operating cash flow as previously discussed.

         The Company expects to satisfy operating expenses and debt repayment requirements with internally generated cash flows and the available credit line under the current senior loan agreement. During the first nine months of 1995, the Company has borrowed $13,250,000 from the available credit line.

         Stockholders equity increased slightly to $12,844,843 at September 30, 1995, mainly due to the issuance of treasury stock upon the exercise of options outstanding to purchase common stock. This was offset slightly by the net loss for the first nine months of 1995.

RESULTS OF OPERATIONS

Revenues:

     Total revenues for the third quarter and first nine months of 1995 increased 38% and 32% over the same periods of 1994. The increases can be attributed to strong growth in subscription, communications and service initiation fee revenues. A primary factor for the increase was the growth in total subscribers to 92,400 up from 80,200 one year ago. The main contributor was the Company's commitment to increasing its means of distribution by expanding the sales force, which showed positive results with a strong growth in sales during a normally slower seasonal period. In addition, the Company acquired 2,900 subscribers from Knight-Ridder Financial during the third quarter of 1995 which are included in the 1995 figures. On a per subscriber per month basis, operating revenue, (subscription, communication, additional services, and advertising revenues) increased to $57.13 and $54.42 for the third quarter and first nine months of 1995 compared to $46.85 and $45.90 for the same periods in 1994.

     Subscriptions:
         The 15% growth in total subscribers and the continued increase of higher revenue services in the subscription mix, contributed to the 39% and 33% increase in subscription revenue for the third quarter and first nine months of 1995 compared to 1994.

     Communication Services:
         The continued strong growth by the DTNergy service resulted in a 48% and 52% revenue increase for the third quarter and first nine months of 1995 compared to the same periods of 1994. DTNergy transmits refiner's prices and other communications messages to wholesalers.

     Service Initiation Fees:
         The increased growth of new subscription sales, due to the reasons discussed above, and an increase in the standard fee charged to subscribers contributed to the revenue increase. Service initiation fees in excess of related marketing and set-up costs, excluding sales commissions, are deferred, however, currently these revenues do not exceed the costs and therefore are not deferred. Service initiation fee revenue was up 72% for the third quarter of 1995 over the same quarter in 1994 and 37% for the first nine months of 1995 compared to 1994.

Expenses:

     Total expenses for the third quarter and first nine months of 1995 increased 24% and 25% compared to 1994. This increase was primarily due to increased costs to obtain new subscribers, due in part to the sales force expansion and the subscriber acquisition, and to service and support this increasing subscriber base.

     Selling, General and Administrative:
         Selling, general and administrative expenses grew 20% and 23% for the third quarter and first nine months of 1995, mainly due to the 15% growth in the subscriber base and the continued investment in new developmental services. On a per subscriber per month basis, these costs were $32.12 and $31.14 for the third quarter and first nine months of 1995, compared to $29.96 and $28.32 one year ago. As a percentage of revenues, selling, general and administrative expenses were 53% and 54% for 1995 compared to 61% and 59% for the same periods in 1994. This trend is consistent with the prior quarters of 1995.

     Sales Commissions:
         Continued increases in gross subscription sales and strong revenue growth in DTNergy attributed to the 36% and 40% increase in sales commissions for the third quarter and first nine months of 1995 over 1994. DTNergy commissions are based on the level of net revenue generated and not new sales as in other services.

     Depreciation and Amortization:
         Depreciation and amortization expense for the third quarter and first nine months of 1995 increased 27% and 26% over 1994 due to the rising subscriber base and with the change in the percentage mix of the subscribers receiving their services via the more expensive color graphics receiver. As a percentage of revenue, depreciation and amortization expense was slightly lower down to 30% and 31% for the periods reported compared to 33% and 32% one year ago.

     Net Developmental Costs:
         As defined, "net developmental costs" include, 1) the costs of market research activities, 2) the expenses of hardware and software engineering, and 3) the negative operating cash flow (after interest expense but prior to corporate allocations) of new products. These costs for the third quarter of 1995 were $794,000 compared to $1,279,000 for the same period in 1994. For the first nine months of 1995, these costs were $2,580,000 down from $3,243,000 for the prior year. The decrease is the direct result of the success of our developmental services. In effect, the increase in revenues from our new services have decreased the negative operating cash flow from these services. Net developmental costs is one measurement of the Company's investment in new services and technology.

Operating Cash Flow:

     Operating cash flow (operating income before depreciation and amortization expense) grew 76% for the third quarter of 1995 over 1994. For the first nine months, the growth was at 48% for 1995 over 1994. The rise in operating cash flow can be attributed primarily to an increase in subscribers and an increase in subscribers utilizing the higher margin services. Operating cash flow is a key component management uses to measure the Company's success.

Interest Expense:

     The interest expense increase for the third quarter and first nine months of 1995 over 1994 was primarily due to higher borrowing requirements needed to fund purchases of equipment used by subscribers, a rise in the prime rate that drives the Company's revolving variable rate debt and the addition of the subordinated debt obtained late in the second quarter of 1994. In addition, borrowings were needed to fund the acquisition of the 2,900 Knight-Ridder Commodity News Service subscribers in the third quarter of 1995. As a percentage of revenue, interest expense was down at 7% in the third quarter of 1995 compared to 8% one year ago.

Income Tax (Benefit) Provision:

     The Company's effective income tax rate was 36% for the third quarter and first nine months of 1995 compared to 35% for both periods one year ago.

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

                                    DATA TRANSMISSION NETWORK CORPORATION

                           By        /s/ Roger R. Brodersen
                                    ---------------------------------
                                    Roger R. Brodersen
                                    Chairman, President and CEO

                           By        /s/ Greg T. Sloma
                                    --------------------------------
                                    Greg T. Sloma
                                    Executive Vice President and Chief
                                    Operating Officer

                           By        /s/ Brian L. Larson
                                    ---------------------------------
                                    Brian L. Larson
                                    Chief Financial Officer, Secretary
                                    and Treasurer

Dated this 8th day of November, 1995.