Form 10-K
period 1995-12-31
DATA TRANSMISSION NETWORK CORP
filed 1996-03-29
CIK 790498

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K



(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Fiscal Year Ended December 31, 1995.

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission file number 0-15405.

                      DATA TRANSMISSION NETWORK CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                    Delaware                    47-0669375
            ------------------------     --------------------------
            (State of Incorporation)     (I.R.S. Employer ID Number)


         9110 West Dodge Road, Suite 200, Omaha, Nebraska      68114
         ------------------------------------------------   ----------
              (Address of principal executive office)       (Zip Code)


         Registrant's telephone number, including area code:  (402) 390-2328

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

The aggregate market value of voting stock (based upon the "bid" price as quoted on NASDAQ) of the registrant held by non-affiliates on March 1, 1996 was approximately $116,000.000.

At March 1, 1996, the registrant had outstanding 3,327,530 shares of its common stock.
                       DOCUMENTS INCORPORATED BY REFERENCE

1. Portions of the Registrant's Annual Report to Stockholders for the fiscal year ended December 31, 1995 are incorporated by reference into Parts I, II, and IV.

2. Portions of the Registrant's definitive Proxy Statement filed for the Registrant's Annual Meeting of Stockholders to be held April 24, 1996, are incorporated by reference into Part III.

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

(b)     Financial Information About Industry Segments:

        Not Applicable

(c)     Narrative Description of Business:

        Data Transmission Network Corporation (DTN) began operations in April, 1984. The company is in the business of providing information and communication services. During 1995, four new services were released: DTN Weather Center, DTN SPECTRUM, DTN GovRate and a joint venture DAT (Dial-a-Truck) Transportation Terminal. DTN's services reach 95,900 subscribers in the U.S. and Canada. All of these services are discussed in this report.

        The company's subscription services are targeted at niche business markets and designed to be timely (NEWS...NOT HISTORY), simple to use, and convenient. The company's information distribution technology provides an efficient means of sending data and information from point to multi-point.

        The development of a cost-effective electronic satellite delivery system, plus a total commitment to customer service and information quality, has enabled the company to become a major player in the communication industry. The company continues to make a large investment to develop and enhance its information distribution technology. This investment has allowed the company to take advantage of many engineering and software advancements in an exciting and growing industry.

                       INFORMATION DISTRIBUTION TECHNOLOGY

        The company is committed to research and to develop information distribution technologies to cost effectively deliver the timely information (NEWS...NOT HISTORY) that the company's subscribers demand. DTN supports several information distribution technologies allowing the distribution (transmission) and receiving (capture, manipulation and display) of information. These technologies include, FM radio side-band channels (FM), small dish Ku-band satellite (Ku), FAX, E-Mail, TV cable (VBI) (VBI-vertical blanking interval) and the Internet.

        The first technology used by the company was FM. The Ku technology was added in 1989, providing the ability to reach customers outside the geographic territory of the signal of the FM stations. FAX, TV cable (VBI), E-Mail and the Internet have since been added to further expand our distribution network.

        The company provides all of the equipment necessary for subscribers to receive their service based on FM, Ku, TV cable (VBI) and E-Mail technologies. This equipment includes a receiver, specifically built for the company, a video monitor, an FM antenna or a small 30" Ku-band satellite dish. A keyboard, mouse and printer may be provided depending on the service. DTN is responsible for the normal maintenance and repair of the subscriber equipment.

        Prior to 1992, the company utilized a "page-based" receiver and monochrome system. The monochrome system translates the company's data stream into text and has the capability, depending on capacity, to receive and display from 126 to 246 different pages of information. The monochrome receiver has the capability to download information to a printer or computer.

        In 1992,  the company  introduced the Advanced  Communications  EngineSM
(ACE) receiver, a color graphics receiver system, that expanded the ability to provide information and communications services. This receiver has multiple processors that capture, manipulate and display high resolution color pictures, graphics, and text. A separate processor provides the ability to play audio clips such as weather forecasts, voice advertisements or audio alarms used when a futures contract reaches a pre-set price. In addition, this processor may send and retrieve information by using an internal modem.

        The receiver has the ability to download information to a printer or computer. This receiver is equipped with an internal hard drive that allows processed information to be stored, archived (versus frequent rebroadcasting) and then displayed using the receivers built-in control panel, a keyboard or a mouse at the subscribers convenience.

        One of the unique aspects of the company's information distribution technology is the computer software developed by the company specifically for use with the DTN receivers. This software manages information from a wide array of input sources, runs routines, sets priorities and then initiates transmissions to the satellite. The software provides the capability to individually address each receiver unit placed with a subscriber, permitting the company to transmit specific information to a specific subscriber(s).

        The company leases FM radio side-band channels, satellite channels and TV cable (VBI) to deliver the information to the company's receivers used by its subscribers. All information is up-linked from Omaha to satellite (except FAX and other telephone delivery technology) and down-linked from the satellite to the subscriber based on the distribution technology.

        The FM monochrome subscribers receive their information using an FM antenna that receives the information via the side-band signal transmitted from the radio stations.

        On December 31, 1995, 19,000 subscribers were receiving the companies services via FM distribution technology.

        The Ku subscribers utilize a 30" satellite dish, a direct down-link, to receive their information. On December 31, 1995, 74,400 subscribers were receiving the companies services via Ku distribution technology.

        Early in 1994, the company began using a new TV cable distribution technology involving vertical blanking intervals (VBI). The company has contracted with a major cable TV superstation to transmit information along with the station's TV signal. This technology eliminates the need for an FM antenna or satellite dish and is available to businesses or residences that are wired for cable TV and receive the superstation's service. On December 31, 1995, 2,500 subscribers were receiving the companies services by VBI distribution technology.

        The company has approximately 8,000 FAX customers receiving information using FAX technology. The E-Mail business is primarily a subscriber (an E-Mail source) communicating specific messages to a group of subscribers. Currently, there are over 200 E-Mail sources delivering over 1,000 pages of information to subscribers. The company began to deliver services on the Internet in 1995 and plans to continue researching this information distribution technology.

                                SERVICES OFFERED

        The company's revenue is derived mainly from five categories: (1) monthly, quarterly or annual subscriptions, (2) optional service subscriptions,
(3) communication services, (4) advertising and (5) service initiation fees.

        The percentage of total revenue for each category over the last three fiscal years was:


                                                     1995                1994               1993
                                                     ----                ----               ----
Subscriptions                                         74%                 73%                72%
Optional services                                      6%                  8%                 7%
Communication services                                11%                 10%                 9%
Advertising                                            3%                  5%                 7%
Service Initiation Fees                                6%                  4%                 5%

         The subscription revenue is monthly, quarterly or annual subscription fees for one of the company's services. A more detailed review of each service is found later in this report.

         Optional services are offered to subscribers on an "a la carte basis", similar to premium channels on cable TV. The information for these services is primarily provided by a third party with DTN receiving a share of the subscription revenue paid by the subscriber. Optional services revenue continues to grow but has decreased as a percentage of total revenue primarily due to the growth in subscriptions revenue.

         The company sells communication services that allow companies to cost-effectively communicate a large amount of time-sensitive information (NEWS...NOT HISTORY) to their customers or field offices. This category includes revenue generated from FAX and E-Mail services.

         The company sells advertising space interspersed among the pages of news and information, similar to a newspaper or magazine. The advantage of an electronic advertisement over typical print media is the time-sensitive (NEWS...NOT HISTORY) delivery of the ad, as well as the ability to change the advertising message quickly and as frequent as market conditions dictate. Advertising revenue continues to grow but has decreased as a percentage of total revenue primarily due to the growth in subscriptions revenue.

         Service initiation fees are one-time charges to new subscribers depending on the service and the information distribution technology. DTN also charges an initiation fee for those subscribers who convert to another service (ie: from a monochrome FM to a Ku color service)

DTN Agricultural Services

         The  DTN   Agricultural   related   services  include  DTN  AgDaily(R),
DTNstant(R)/Knight-Ridder, DTNironSM, DTN Pro Series, DTN PROduceSM and DTN Weather CenterSM.

                                              1995                      1994                      1993
                                          -----------               -----------               --------
Revenues                                  $45,000,000               $33,700,000               $27,000,000
Subscribers at year end                        77,400                    67,100                    61,700

DTN AGDAILY SERVICE

SERVICE REVIEW
         The company's first service, DTN AgDaily, is an agricultural market information and quotes service. Monochrome (FM and Ku) DTN AgDaily subscribers receive delayed commodity futures and options quotes; local cash grain and livestock prices; selected regional and world weather updates; and a variety of daily analysis, commentary and news that affects grain and livestock prices.

         The DTN AgDaily color Ku graphics system includes an advanced weather segment with national and regional radar maps (updated every 15 minutes), satellite cloud cover maps, precipitation and temperature maps and much more. The subscriber can custom design high resolution charts and/or select from a library that holds over 1,000 charts. Subscribers can custom program the futures quotes pages to display only the quotes they desire. The service also includes information segments for specific crop and livestock enterprises.

         Subscribers can select from more than 100 different optional services. The majority of these services have information provided by third parties and range from more advanced weather information to advisory services for specific commodities.

         Approximately 80% of the services subscribers are farmers or livestock producers with the balance consisting primarily of grain elevators, agribusinesses, and financial institutions. DTN AgDaily subscribers farm one quarter of the nation's total cropland and market 50% of the nation's cattle and hogs. This service has approximately 70% of the market for satellite-delivered agricultural news and information services. Subscribers can be found all across the U.S and Canada.

         The biggest competitors to this service are considered to be the combination of printed advisory services, radio, television, telephone, other satellite information services, on-line services and the changing of old information gathering habits. The company believes it provides a superior service compared to the services available by its leading competitors.

         New subscriptions are primarily sold by a sales force of employee district sales representatives as well as by independent, commission-only sales representatives. The company obtains leads for the sales force through telemarketing, direct mail, print media advertising and customer referrals. The price of the monochrome FM service is $25.99 per month, $32.99 per month for monochrome Ku service and $45.99 per month for color Ku service. The company offers a discount to subscribers who pre-pay their subscriptions annually.

DTNSTANT/KNIGHT-RIDDER SERVICE

SERVICE REVIEW
         DTNstant/Knight-Ridder(formerly DTNstant) is a color service that provides a selection of real-time futures and options quotes from the major commodity exchanges. The service also provides headline commodity news, market leading cash information, in-depth charting capabilities plus all the information available on the DTN AgDaily color service. The primary subscribers are commercial grain companies and elevators, feedlots, commodity brokers and commodity speculators. Due to the character of this industry, the company provides on-site service and installation by professional service technicians.

         DTNstant/Knight-Ridder operates in a very competitive market with numerous national and regional providers of instant commodity quotes. This service is the leader in the satellite delivery of instant futures and options quotes.

         New subscriptions are primarily sold by the district sales force which is supported by telemarketing and direct mail campaigns. This service is available only by color Ku-band satellite transmission and is priced at $160.00 a month.

DTNIRON SERVICE

SERVICE REVIEW
         DTNiron is a color service providing a cost-effective communication resource for the farm implement industry. DTNiron is an equipment locator and inventory management service providing a communication tool for the farm implement dealers throughout the U.S and Canada. The service allows dealers of all makes of farm implement equipment to work together to manage their inventory resulting in increased sales and profitability. This service provides valuable information on the national outlook for farm equipment sales.

         DTNiron provides detailed listings of farm implement equipment for sale by dealers as well as equipment needed by other dealers. Subscribers receive industry news, financial information, economic indicators and information from the DTN AgDaily color service.

         This service is only available by color Ku-band satellite transmission and costs $94.50 a month.

DTN PRO SERIES SERVICE

SERVICE REVIEW
         The DTN Pro Series services are an advanced information source designed for agricultural subscribers who require more extensive information that can be customized for their specific needs and operations. The Pro Series includes five services: Weather Pro, News Pro, Chart Pro, Intraday Pro and Stock Pro.

         Weather Pro is the "meteorological connection" to the most complete array of current weather, forecast and satellite radar information. This service allows the subscriber to choose from over 70 new weather maps including detailed regional, state and zone forecasts. The Weather Pro service gives the subscriber 32 programmable pages to create their own unique weather information chapter.

         News Pro is the "broadcast connection" to the most timely (NEWS...NOT HISTORY) business, sports, entertainment, financial, and general news of the day. The service also provides an audio summary of the day's agricultural news. New Pro subscribers receive AP Online, a service of the Associated Press, as a news source.

         Chart Pro is the "graphic connection" bringing a variety of information to the screen in an organized format to allow the subscriber to analyze trends, patterns and cycles. This service includes 40 pages for programmable charts allowing the subscriber to create an extensive "chart book".

         Intraday Pro is the "trading connection" to the first low-cost system with the ability to chart market sessions minute-by-minute during the trading day. This service allows the subscriber to choose the time intervals they desire to chart and keep them abreast of the markets.

         Stock Pro is the "market connection" providing access to prices for over 50,000 issues of stocks, bonds and funds. This service includes stock quotes using either the quick quote feature or the programmable quotes pages. Additional features are the personal library used to store news and information and the high interest windows that allows the subscriber to constantly monitor up to six futures, options, stock or bond quotes.

         The individual Pro Series services are bundled with DTN Ag Daily. Each individual Pro Series service is $58.99 per month except the Stock Pro which is $66.00 a month. DTN Premier is the package of Weather Pro, News Pro, Chart Pro and Intraday Pro, priced at $73.99 per month. DTN Premier Plus is the package DTN Premier and Stock Pro, priced at $78.00 a month. This service is only available by color Ku-band satellite transmission.

DTN PRODUCE SERVICE

SERVICE REVIEW
         DTN PROduce is the authority in providing the produce industry with the most timely weather, prices, transportation and news information available. There are four major components to the DTN PROduce service. First is weather information, providing the single most important piece of information for anyone in the produce business. Second is pricing information, providing immediate updates upon release formatted by commodity, growing area and terminal market. Third is transportation information, providing freight rates and daily truck availability by the major growing areas. Finally, the service provides comprehensive industry specific and general news.

         The market for the service is the entire produce food chain of growers, shippers, packers, brokers, retailers and institutions. This service is only available via color Ku-band satellite and is priced at $84.50 per month.

DTN WEATHER CENTER (New Service)

SERVICE REVIEW
         DTN Weather Center was unveiled at the corporation's annual meeting held in April 1995. This service combines many of DTN's most popular weather features with several new features that allow the service to be marketed to a variety of industries, such as golf course management, construction, emergency management, aviation and public works. This service can be sold to virtually any industry where timely (NEWS...NOT HISTORY), accurate, accessible weather information would cause a decision to be made concerning the deployment of manpower.

         DTN Weather Center provides 80 weather maps, 20 regional radar maps and four satellite maps. The service provides short-range (24-48 hours) forecasts, long-range (3-10 day) outlooks, and five-day city forecasts in three hour intervals for 223 different cities in the U.S. and Canada. DTN Weather Center features the new Insta-Rad radar maps that allow the company to send this information within five minutes to the subscriber.

         This service is available only via color Ku-band satellite transmission and is priced at $68.00 per month.

OPTIONAL SERVICES

SERVICE REVIEW
         Optional Services include advisory, educational and other informational services offered to DTN subscribers on an "a la carte" basis. Additional Services are marketed by advertising on DTN services, direct mail, invoice stuffers and free trials. An Additional Service is featured on a regular basis providing all subscribers a three-day free trial. Subscribers can request and receive a two-week free trial of any Additional Service.

         New Additional Services are developed and added to meet customer requests for information. Additional Services range in price from $6 to $300 per quarter depending on the service.

DTN FINANCIAL SERVICES

         DTN  Financial  Services has grown from a single  service in 1989,  DTN
Wall Street(R), to four services, DTN Wall Street, DTN SPECTRUMSM, DTN FirstRateSM and DTN GovRateSM. DTN Financial Services also includes a variety of optional advisory and fundamental market information services.

         The financial services compounded revenue growth for the past five years was a very bullish 41%. The financial services objective is to provide a comprehensive in-depth service at an affordable cost to the subscriber. This objective will remain very important due to the highly competitive nature of this business. The "a la carte" optional services are offered to the subscriber to give them an even larger variety of information. The contents of all DTN Financial Services are broader in scope and cost less per month than the services offered by competitors. This combination allows the services to maintain a competitive advantage.

                                              1995                      1994                      1993
                                          -----------               -----------               --------

Revenues                                   $6,100,000                $5,100,000                $4,100,000
Subscribers at year end                         9,600                     8,800                     7,700

DTN WALL STREET SERVICE

SERVICE REVIEW
         DTN Wall Street provides exchange delayed quotes on stocks, bonds, mutual and money market funds, futures, interest rates, currencies and real-time index quotes. This service also provides in-depth economic, financial and business news and other time-sensitive (NEWS...NOT HISTORY) financial market information such as company-specific news and earnings. The service allows subscribers to custom program the system to track their selection of financial quotes.

         The subscribers to DTN Wall Street have a variety of optional services from which to choose providing stock selection and timing advice, U.S. Treasury, Agency, mortgage-backed securities quotes and other financial related services.

         The majority of subscribers are individual investors, independent brokers, financial advisors and financial institutions. The primary competition for DTN Wall Street are satellite, TV cable (VBI) and dial-up quote services. New subscribers to this service are obtained through direct response marketing, primarily print media, television advertising and telemarketing.

         This service is available by monochrome  Ku-band satellite and TV cable
(VBI) and is priced at $41.95 per month.

DTN SPECTRUM (New Service)

SERVICE REVIEW
         DTN SPECTRUM was an important focus of the new service development team at DTN during 1995. This service was released during November, 1995, and is an enhanced version of DTN Wall Street utilizing the ACE technology. The service provides many additional features and functions that appeal to a wider market. This service provides advanced quote selection and custom programming along with alarms and charting capability. The service will continue to be enhanced during 1996.

         This service was well received in the short time it was available during 1995. All indications are that subscription sales will be strong in 1996.

         An extension of DTN SPECTRUM is the DTN SPECTRUM R-T service. This marks the entry by the DTN Financial Services into the real-time quotes market. The service will provide a mix of exchange-delayed quotes along with the subscriber's choice of real-time commodities and futures quotes. This service is expected to be well received by the market in 1996.

         The DTN SPECTRUM and DTN SPECTRUM R-T services are only available by color Ku-band satellite and are priced at $68.00 and $118.00 per month, respectively. These services will become available by TV cable (VBI) during 1996.

DTN FIRSTRATE SERVICE

SERVICE REVIEW
         DTN FirstRate is a service for the mortgage industry providing wholesale price information in an easy-to-use standard format and intraday interest rate information to indicate the direction of wholesale prices. This service also provides subscribers with business, economic and financial news, analysis, and commentary including leading economic indicators, employment rates and government economic reports and trend analysis.

         Sales for DTN FirstRate are slow. Company research suggests we should expect modest success with this service; however, the company is continuing the search for more cost effective sales and marketing programs.

         This service is available by monochrome  Ku-band  satellite or TV cable
(VBI) and is priced at $111.95 per month.

DTN GOVRATE (New Service)

SERVICE REVIEW
         DTN GovRate provides executable U.S. government security quotes from Zions First National Bank. The real-time prices are provided from a primary dealer, the former Discount Corporation of New York (DCNY), now operating as a division of Zions First National Bank.

         The company views this service as an important development for financial institutions. The service will provide the ability for more than just large, money-center banks and institutions to have access to competitive pricing of U.S. government securities.

         DTN GovRate will open opportunities for smaller to mid-sized banks, public and corporate treasurers, and independent brokerage firms to participate in the trading of U.S. government securities. Zions First National Bank will facilitate this by offering odd lot trading and repurchase agreements.

         This service is available by monochrome  Ku-band  satellite or TV cable
(VBI) transmission for $34.95 per month. The service is also currently available on color Ku-band satellite for $68.00 per month.

DTN ENERGY SERVICES

The energy related services include DTNergy(R) for the refined fuels and natural gas industries.

                                              1995                      1994                      1993
                                          -----------               -----------               --------
Revenues                                  $10,000,000                $7,200,000                $4,900,000
Subscribers at year end                         7,100                     6,700                     5,800

DTNERGY SERVICE

SERVICE REVIEW
         DTNergy is a service providing pricing information and communications services for the petroleum industry. This service consists of several pages of delayed energy futures and options quotes plus selected news and financial information. DTNergy is designed to connect refiners (producers of refined fuels) to wholesalers (distributor of refined fuels). The refiner sends refined fuel prices to wholesalers they have authorized to receive this information. The refiner also has the capability to send terminal alerts, electronic funds transfer notifications, invoices, and other communications to the wholesaler. DTNergy subscribers can select from a variety of optional services to give them even more prices or news related to the petroleum industry.

         The strength of the DTNergy service is the ability to deliver, within seconds, accurate refiner terminal prices and other vital communications to the wholesalers. This service is more reliable, timely and less expensive than the competition, which utilize telephone delivered printer-only systems and FAX services.

         DTNergy generates revenue from two primary sources, the wholesaler and the refiner. The wholesaler pays a monthly subscription fee of $36.00 for the monochrome Ku-band satellite service. The refiner pays fees based upon the number and length of communications sent to wholesalers.

         DTNergy developed a service for the natural gas industry. Subscribers receive natural gas flow data, instant or delayed NYMEX energy options and futures quotes, weather and industry specific information. This service is marketed to natural gas producers, distributors and large consumers. The service is only available by color Ku-band satellite and is priced at $129 a month for 30-minute delayed quotes and $160 a month for real-time quotes.

DTN AUTO SERVICES

SERVICE REVIEW
         DTNautoSM is a communication and information service for the automobile industry. This service offers automobile dealers precision information to value trade-ins, locate used car inventory plus a host of other information and convenient features. Automobile auction companies and manufacturers are able to communicate directly with the dealers.

         DTNauto provides information on pre-auction automobile listings, results of past auctions, new and used car industry news, weather and other news. The service allows subscribers to perform searches of the auction listings, upcoming and past, for specific automobile information.

         The service offers a variety of optional services providing information on credit reporting (CREDCO), vehicle histories (CARFAX), warranty information (The Warranty Guide) and residual value of leased vehicles (Lease Guide). The CARFAX and CREDCO optional services extensively utilize the internal modem to send and receive information. These services create a more comprehensive information service that puts the subscriber in the drivers seat.

         This service is being marketed by the DTNauto sales force to automobile dealers across the United States. This service is only available by color Ku-band satellite transmission and is priced at $98.00 per month.

JOINT VENTURE SERVICES

         DTN has joined forces with other companies to market their services using the company's technology. These services are TracElectric, a service for the electric equipment industry, and DAT Transportation Terminal, a service for the trucking industry.

TRACELECTRIC SERVICE

SERVICE REVIEW
         TracElectric is an equipment locator service for the electrical equipment industry. This service provides over 100 pages of new, remanufactured, surplus and used electrical equipment listings. The service connects buyers and sellers throughout the U.S. and Canada.

         This service is available only by monochrome Ku-band satellite and DTN receives a percentage of the revenue.

DAT Transportation Terminal (New Service)

SERVICE REVIEW
         The DAT (Dial-A-Truck) Transportation Terminal (DAT) service was introduced in the fourth quarter of 1995 and is an information communication system for the trucking industry. This service is a joint venture with DAT in Beaverton, OR and DTN. The service provides load and truck matching performed on a database of 25,000 listings updated daily.

         DAT service allows subscribers to input their own listings into the ACE receiver and send this information to the database using the internal modem. This service provides the subscriber the ability to perform extensive searches to locate loads and trucks and set alarms to alert the user that a match has occurred. The service also provides regional radar maps of major highways and interstates, transportation news, diesel fuel prices and other financial information related to the trucking industry.

         The target market includes all freight brokers and carriers throughout U.S. and Canada. This service is only available by color Ku-band satellite and DTN receives a monthly fee per receiver.

EMPLOYEE DATA

         At December 31, 1995 the company had approximately 725 full and part-time employees.

(d)      Financial Information about Foreign and Domestic Operations and Export
         Sales:

         Not applicable

ITEM 2. PROPERTIES.

         The company leases its executive and administrative offices in Omaha, Nebraska and has outside sales offices in Arizona, Colorado, Florida, Illinois and Utah. Approximately 75,000 square feet of office space is leased for these offices for various periods up through May 2005.

         In addition, the company leases two distribution centers for the purpose of storing and distributing the electronic equipment needed by subscribers to receive the company's services. The main distribution center is located in Omaha, Nebraska and occupies approximately 28,000 square feet. The company also serves its Canadian subscribers with a 2,500 square foot distribution center located in Winnipeg, Manitoba. The leases related to these distribution centers are for various periods up through December, 2003.

         The  information  set forth in Footnote 9 "Leases" on page 29-30 of the
company's  1995  Annual  Report  to  Stockholders  is  incorporated   herein  by
reference.

ITEM 3. LEGAL PROCEEDINGS.

         The company is not a party to nor is its property subject to any material pending legal proceedings, other than ordinary routine litigation incidental to its business.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         No matter was submitted to a vote of the security holders of the company during the fourth quarter of the fiscal year ended December 31, 1995.

                                      * * *

                      EXECUTIVE OFFICERS OF THE REGISTRANT

         Information on the current executive officers of the company is as follows:

                                                                    Year Joined
      Name                      Title                    Age        the Company
-------------------    ---------------------------       ---        -----------
Roger R. Brodersen     Chairman of the Board and          50            1984
                       Chief Executive Officer

Greg T. Sloma          President and Chief                44            1993
                       Operating Officer

Robert S. Herman       Senior Vice President              43            1984
                       Research and Technology

Roger W. Wallace       Senior Vice President and          39            1984
                       Co-President, Ag Services

James J. Marquiss      Senior Vice President and          51            1986
                       Co-President, Ag Services

Charles R. Wood        Senior Vice President and          55            1989
                       President, Financial Services

Keith A. Cook          Vice President and                 57            1986
                       President, Auto Services

H. Wade German         Vice President,                    54            1992
                       Business Research

Brian L. Larson        Vice President, Chief Financial    35            1993
                       Officer, Secretary and Treasurer

Gordon R. Lundy        Vice President and                 57            1990
                       President, Energy Services

Charles E. McQuinn     Vice President and President,      55            1995
                       West Financial Services

James G. Payne         Vice President, Administrative     40            1990
                       Operations Manager


         The executive officers serve annual terms, and are elected by the board of directors at their annual board of directors meeting in April of each year.

                                     PART II

ITEM 5.           MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
                  STOCKHOLDER MATTERS.

         Information concerning the market for the company's common stock, the number of stockholders of record and the company's dividend history is on pages 31 and 32 of the company's 1995 Annual Report to Stockholders and is incorporated herein by reference.

         Over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not necessarily represent actual transactions.

         The company's most restrictive loan covenant restricts cash dividend payments to 25% of net income after taxes.

ITEM 6.           SELECTED FINANCIAL DATA.

         Selected financial data for the company is on page 16 of the company's 1995 Annual Report to Stockholders and is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         Management's discussion and analysis of financial condition and results of operations is on pages 17 through 20 of the company's 1995 Annual Report to Stockholders and is incorporated herein by reference.

ITEM 8.           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         The financial statements of the company, together with the Independent Auditors' Report, are on pages 21 through 30 of the company's 1995 Annual Report to Stockholders and are incorporated herein by reference.

         Supplementary quarterly financial information is on page 31 of the company's 1995 Annual Report to Stockholders and is incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None

                                    PART III

ITEM 10.          DIRECTORS OF THE REGISTRANT.

         Information concerning the present directors of the company and all persons nominated to become directors at the Annual Meeting of Stockholders of the company to be held April 24, 1996, is contained in the section captioned "Election of Directors" of the Proxy Statement for such annual meeting. Such section is on pages 2 through 3 of such Proxy Statement, and is incorporated herein by reference. Information concerning the registrant's executive officers is furnished in a separate item captioned "Executive Officers of the Company", included in Part I of this Form 10-K.

Compliance With Section 16(a) Of The Exchange Act

        Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires the Company's directors, executive officers and holders of more than 10% of the Company's common stock to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company. The Company believes that during the fiscal year ended December 31, 1995, its officers, directors and holders of more than 10% of the Company's common stock complied with all Section 16(a) filing requirements, with the following exception. Jay E. Ricks, a director or the Company, filed late his initial report on Form 3 due upon his becomming a director of the Company. In making these statements, the Company has relied solely upon a review of Forms 3 and 4 furnished to the Company during its most recent fiscal year, Forms 5 furnished to the Company with respect to its most recent fiscal year, and written representations from reporting persons that no Form 5 was required.

ITEM 11.       EXECUTIVE COMPENSATION.

        Information concerning executive compensation paid by the company is contained in the sections captioned "Executive Compensation" and "Compensation Committee Report on Executive Compensation" on pages 6 through 10 of the Proxy Statement for the Annual Meeting of Stockholders of the company to be held April 24, 1996, and is incorporated herein by reference.

ITEM 12.       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
               MANAGEMENT.

        Information concerning the ownership of equity securities of the company by certain beneficial owners and management is contained in the sections captioned "Ownership By Certain Beneficial Owners" and "Election of Directors" on pages 2 through 6 of the Proxy Statement for the Annual Meeting of Stockholders of the company to be held April 24, 1996, and is incorporated herein by reference.

ITEM 13.       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

        Information concerning transactions with management and others and indebtedness of management is contained in the section captioned "Transactions with Management" on page 11 of the Proxy Statement for the Annual Meeting of Stockholders of the company to be held April 24, 1996 and is incorporated herein by reference.

                                     PART IV

ITEM 14.       EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS
               ON FORM 8-K.

(a)     1.  Financial Statements:

        The Registrant's financial statements, together with the Independent Auditors' Report, are incorporated herein by reference to the 1995 Annual Report to Stockholders, pages 21 through 30. With the exception of the aforementioned information and the information incorporated by reference into Items 2,5,6,7 and 8 of this report, the Annual Report to Stockholders for the year ended December 31, 1995, is not to be deemed filed as a part of this report. The supplemental financial information listed below should be read in conjunction with the financial statements in the Annual Report to Stockholders for the year ended December 31, 1995.

(a)     2.     Financial Statement Schedules:                             Page
                                                                          ----
               Auditors' Report on Financial Statement Schedules           26

               Schedule
                Number            Description of Schedule
               ---------     ----------------------------------
                  II          Valuation and Qualifying Accounts            27

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

               (3)       (a)      Certificate of Incorporation of Registrant.

                         (b)      By-Laws of Registrant.
               (These documents are filed as exhibits to the Registrant's Registration Statement on Form S-1 as filed December 4, 1987.)

               (4)       (a)      Specimen certificate representing shares of
                                  Common Stock $.001 par value, of Registrant.
               (This document is filed as an exhibit to the Registrant's Registration Statement on Form S-1 as filed November 4, 1988.)

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

                         (t) Restated and amended Non-Employee Directors Stock Option Plan.

               (This document is included as an exhibit to the Registrant's Proxy Statement for the annual meeting of stockholders to be held April 26, 1995).

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

                         (y)      Lease  agreement dated August 30, 1994 between
                                  Registrant   and  The   Prudential   Insurance
                                  Company of America.

                         (z)      First   Amendment  to  lease  agreement  dated
                                  August 30, 1994 among the Registrant and The Prudential Insurance Company of America.

                         (aa) Senior Subordinated Note dated June 30, 1994 between the Registrant and Equitable Capital Private Income and Equity Partnership II, L.P.

               (These documents are included as exhibits to the Registrant's Annual Report on Form 10-K as filed March 28, 1995).

                         (ab) Fifth Amendment to the Restated Loan Agreement dated November 8, 1993 among the Registrant and six regional banks.

                         (ac) Sixth Amendment to the Restated Loan Agreement dated November 8, 1993 among the Registrant and six regional banks.

                         (ad)     Lease  agreement dated May 2, 1995 between the
                                  Registrant   and  The   Prudential   Insurance
                                  Company of America.

                         (ae)     First  Amendment to lease  agreement dated May
                                  2,  1995  between  the   Registrant   and  The
                                  Prudential Insurance Company of America.

                         (af) Restated Loan Agreement dated June 29, 1995 among the Registrant and seven regional banks.

                         (ag) Purchase and service agreement dated July 13, 1995 between the Registrant and Knight-Ridder Financial.

                         (ah)     Adjustment to Independent Sales Representative
                                  Agreement   dated  March  28,   1990   between
                                  Registrant and Phil Houston.

                         (ai) Senior Subordinated Notes and Warrant Purchase Agreement dated June 30, 1994 between
                                  Registrant and Equitable Capital Private Income and Equity Partnership II, L.P.

                         (aj) First Amendment to Senior Subordinated Notes and Warrant Purchase Agreement dated June 30, 1994 between Registrant and Equitable Capital Private Income and Equity Partnership II, L.P.

               (11)      Statement re computation of income per share.
               (12)      Not applicable.
               (13)      Registrant's 1995 Annual Report to Stockholders.
                         (This document is hereby incorporated by reference.)
               (16)      None.
               (18)      None.
               (19)      None.
               (22)      None.
               (23)      Consent of Deloitte & Touche LLP.
               (24)      None.
               (25)      None.
               (99) Proxy Statement for the Annual Meeting of Stockholders of the Registrant to be held April 24, 1996. (This document is hereby incorporated by reference.)

(b) No reports on Form 8-K were filed by the Registrant during the fourth quarter of the year ended December 31, 1995.

                                   SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Data Transmission Network Corporation,
a Delaware Corporation


By:     /s/ Roger R. Brodersen
        -----------------------
        Roger R. Brodersen
        Chief Executive Officer

Dated March 22, 1996.

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


By:     /s/ Roger R. Broderson                                  March 22, 1996
        ------------------------------
        Roger R. Brodersen, Chairman of the
        Board, Chief Executive Officer
        and Director


By:     /s/ Greg T. Sloma                                       March 22, 1996
        ------------------------------
        Greg T. Sloma, President and
        Chief Operating Officer
        and Director


By:     /s/ Roger W. Wallace                                    March 22, 1996
        ------------------------------
        Roger W. Wallace, Senior Vice
        President, Co-President-Ag
        Services and Director


By:     /s/ Robert S. Herman                                    March 22, 1996
        ------------------------------
        Robert S. Herman, Senior Vice
        President and Director


By:     /s/ Brian L. Larson                                     March 22, 1996
        ------------------------------
        Brian L. Larson, Vice President,
        Chief Financial Officer,
        Secretary and Treasurer


By:     /s/ David K. Karnes                                     March 22, 1996
        ------------------------------
        David K. Karnes, Director


By:     /s/ J. Michael Parks                                    March 22, 1996
        ------------------------------
        J. Michael Parks, Director


By:     /s/ Jay E. Ricks                                        March 22, 1996
        ------------------------------
        Jay E. Ricks, Director

INDEPENDENT AUDITORS' REPORT

Board of Directors and Stockholders
Data Transmission Network Corporation
Omaha, Nebraska

We have audited the financial statements of Data Transmission Network Corporation as of December 31, 1995 and 1994, and for each of the three years in the period ended December 31, 1995 and have issued our report thereon dated January 30, 1996; such financial statements and report are included in your 1995 Annual Report to Stockholders and are incorporated herein by reference. our audits also included the financial statement schedules of Data Transmission Network Corporation, listed in Item 14(a)2. These financial statement schedules are the responsibility of the company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.


/s/  Deloitte & Touche  LLP
---------------------------

     DELOITTE & TOUCHE  LLP

     Omaha, Nebraska
         January 30, 1996


                                                                    Schedule II


                      DATA TRANSMISSION NETWORK CORPORATION

                        VALUATION AND QUALIFYING ACCOUNTS

                  YEARS ENDED DECEMBER 31, 1995, 1994, and 1993



                                  Balance at                     Charged to                   Balance at
                                  Beginning       Charged to       Other                          End
Description                       of Period        Expenses       Accounts    Deductions       of Period
                                 -----------      ----------     ----------   ----------      -----------

Allowance for doubtful
accounts:

Year ended December 31, 1995:      $220,000       $358,000            -        $278,000        $300,000


Year ended December 31, 1994:      $180,000       $283,000            -        $243,000        $220,000


Year ended December 31, 1993:      $120,000       $270,000            -        $210,000        $180,000



                                                   EXHIBIT INDEX
Exhibit                                                                                                    Page
Number                                  Item                                                              Number
-------                                 ----                                                              ------
 3.(a)         Certificate of Incorporation of Registrant                                                   *
 3.(b)         By-Laws of Registrant                                                                        *
 4.(a)         Specimen certificate representing shares of common stock,                                    *
               $.001 par value, of Registrant
 4.(b)         Certificate of Incorporation of Registrant                                                   *
10.(a)         Lease Agreement between the Registrant and Embassy Plaza                                     *
               Limited Partnership
10.(b)         Registrant's Stock Option Plan of 1989                                                       *
10.(c)         Registrant's Non-Employee Directors Stock Option Plan                                        *
10.(d)         Form of indemnification agreement between the Registrant                                     *
               and the Officers and Directors of the Registrant
10.(e)         First Amendment to Registrant's Stock Option Plan of 1989                                    *
10.(f)         First Amendment to Registrant's Non-Employee Directors                                       *
               Stock Option Plan
10.(g)         Second Amendment to Registrant's Stock Option Plan of 1989                                   *
10.(h)         Second Amendment to Registrant's Non-Employee Directors                                      *
               Stock Option Plan
10.(i)         Loan  Agreement  dated  October 9, 1992                                                      *
10.(j)         First  Amendment  to Loan Agreement  dated  October  9,  1992                                *
10.(k)         Independent  Sales  Representative Agreement with Phil                                       *
               Huston dated March 28, 1990
10.(l)         First Amendment dated March 1, 1991 to Independent Sales                                     *
               Representative Agreement with Phil Huston
10.(m)         Amendment to Independent Sales Representative Agreement                                      *
               with Phil Huston
10.(n)         Third Amendment to Registrant's Stock Option Plan of 1989                                    *
10.(o)         Third Amendment to Registrant's Non-Employee Directors                                       *
               Stock Option Plan
10.(p)         Fourth Amendment to Registrant's Stock Option Plan of 1989                                   *
10.(q)         Fourth Amendment to Registrant's Non-Employee Directors                                      *
               Stock Option Plan
10.(r)         Restated Loan Agreement dated November 8, 1993                                               *
10.(s)         Restated  Security Agreement dated November 8, 1993                                          *
10.(t)         Restated and amended  Non-Employee  Directors Stock Option Plan                              *
10.(u)         First Amendment to Restated Loan Agreement dated November 8, 1993                            *
10.(v)         Second Amendment to Restated Loan Agreement dated November 8, 1993                           *
10.(w)         Third Amendment to Restated Loan Agreement dated November 8, 1993                            *
10.(x)         Fourth Amendment to Restated Loan Agreement dated November 8, 1993                           *
10.(y)         Lease agreement with The Prudential Insurance Company of America                             *
               dated August 30, 1994
10.(z)         First amendment to Lease Agreement dated August 30, 1994                                     *
10.(aa)        Senior Subordinated Note between Registrant and The Prudentiaal Insurance                    *
               Company of America dated June 30, 1994
10.(ab)        Fifth Amendment to the Restated Loan Agreement dated November 8, 1993                        31
10.(ac)        Sixth Amendment to the Restated Loan Agreement dated November 8, 1993                        33
10.(ad)        Lease agreement with The Prudential Insuance Company of America                              35
               dated May 2, 1995

10.(ae)        First Amendment to Lease Agreeement dated May 2, 1995                                        68
10.(af)        Restated Loan Agreement dated June 29, 1995                                                  73
10.(ag)        Purchase Agreement with Knight-Ridder Financial dated July 13, 1995                         120
10.(ah)        Adjustment to Indenpendent Sales Representative Agreement dated March 28, 1995              151
               with Phil Huston
10.(ai)        Senior Subordinated Notes and Warrant Purchase Agreement dated June 30, 1994                152
10.(aj)        First Amendment to Senior Subordinated Notes and Warrant Purchase Agreement dated           267
               June 30, 1994
11.            Statement re computation of income per share                                                270
13.            Registrant's 1995 Annual Report to Stockholders                                             272
23.            Consent of Deloitte & Touche  LLP                                                           325
27.            Financial Data Schedule for year ended 12/31/95                                             326
99.            Proxy Statement for the Annual Meeting of Stockholders                                      327
               of the Registrant to be held April 24, 1996

* - These documents have been incorporated by reference as indicated in Item 14(a) (3).