Form 10-Q
period 1996-03-31
DATA TRANSMISSION NETWORK CORP
filed 1996-05-15
CIK 790498

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


                   Quarterly Report under Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934


                        For Quarter Ended March 31, 1996


                         Commission File Number 0-15405




                      Data Transmission Network Corporation
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                     Delaware                       47-0669375
               ----------------------       ---------------------------
              (State of Incorporation)      (I.R.S. Employer ID Number)


             9110 West Dodge Road, Suite 200, Omaha, Nebraska 68114
             -------------------------------------------------------
            (Address of principal executive office)        (Zip Code)


                                                  (402) 390-2328
              (Registrant's telephone number, including area code)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.


                  Yes     X                            No
                      ---------                            ------------





Number of shares of common stock outstanding as of May 14, 1996...3,340,082.

- -------------------------------------------------------------------------------------------------------------------
                              FINANCIAL STATEMENTS
- -------------------------------------------------------------------------------------------------------------------
BALANCE SHEETS
- -------------------------------------------------------------------------------------------------------------------
                                                    March 31, 1996         December 31, 1995
- -------------------------------------------------------------------------------------------------------------------
ASSETS
Current Assets
 Cash                                                     $210,182               $780,018
 Accounts receivable, net of allowance for
  doubtful accounts of $300,000                          6,077,342              6,476,576
 Prepaid expenses                                          744,878                474,135
 Deferred commission expense                             2,505,037              2,076,262
                                                     -------------          -------------
    Total Current Assets                                 9,537,439              9,806,991

Property and Equipment
 Equipment Used By Subscribers                         140,622,425            130,266,792
 Equipment and Leasehold Improvements                   15,867,535             13,952,173
                                                     -------------          -------------
                                                       156,489,960            144,218,965
 Less: Accumulated Depreciation                         73,667,601             67,909,419
                                                     -------------          -------------
 Net Property and Equipment                             82,822,359             76,309,546

Intangible Asset, net of accumulated
  amortization of $414,160 and $258,850                  4,555,840              4,711,150

Other Assets                                             2,037,518              1,844,363
                                                     -------------          -------------
                                                       $98,953,156            $92,672,050
                                                     =============          =============
LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
 Accounts payable                                      $10,296,274             $9,385,812
 Accrued expenses                                        2,120,870              1,856,659
 Current portion of long-term debt                       8,010,416              9,036,458
                                                     -------------          -------------
   Total Current Liabilities                            20,427,560             20,278,929

Long-Term Debt                                          38,015,624             32,536,457
Subordinated Long-Term Notes, net of unamortized
 discount of $496,085 and $515,930                      14,503,915             14,484,070
Equipment Deposits                                         529,318                541,720
Unearned Revenue                                        12,716,530             11,953,909

Stockholders' Equity
 Common stock, par value $.001, authorized
  20,000,000 shares, issued 3,375,408                        3,375                  3,375
 Paid-in capital                                        14,422,689             14,422,689
 Retained earnings (deficit)                              (814,229)              (497,687)
 Treasury stock, at cost, 46,092 and 60,315 shares        (851,626)            (1,051,412)
                                                     -------------          -------------
   Total Stockholders' Equity                           12,760,209             12,876,965
                                                     -------------          -------------
                                                       $98,953,156            $92,672,050
                                                     =============          =============

See notes to interim financial statements.

- --------------------------------------------------------------------------------

STATEMENT OF OPERATIONS
- --------------------------------------------------------------------------------

                                                    Quarter Ended
Unaudited                             March 31, 1996            March 31, 1995
- --------------------------------------------------------------------------------
REVENUES
 Subscriptions                          $14,084,778               $9,958,463
 Additional services                      1,140,724                  916,040
 Communication services                   1,999,112                1,457,257
 Advertising                                668,967                  611,992
 Service initiation fees                  1,219,436                  673,458
                                       ------------             ------------
                                         19,113,017               13,617,210

EXPENSES

 Selling, general and administrative     10,702,963                7,562,538
 Sales commissions                        1,907,571                1,086,783
 Depreciation and amortization            5,745,528                4,365,465
                                       ------------             ------------
                                         18,356,062               13,014,786
                                       ------------             ------------

OPERATING INCOME                            756,955                  602,424

 Interest expense                         1,345,245                1,044,781
 Other income, net                           30,299                   15,385
                                       ------------             ------------


INCOME (LOSS) BEFORE INCOME TAXES          (557,991)                (426,972)

 Income tax (benefit) provision            (201,000)                (154,000)
                                       ------------             ------------

NET INCOME (LOSS)                         $(356,991)               $(272,972)

                                       ============             ============


EARNINGS (LOSS) PER SHARE                    $(0.11)                  $(0.08)

                                       ============             ============


Weighted Average Number of Shares
 Outstanding                              3,323,615                3,292,440



See notes to interim financial statements.

- -------------------------------------------------------------------------------------------------------------------


STATEMENTS OF CASH FLOWS
- -------------------------------------------------------------------------------------------------------------------


                                                                        Quarter Ended
Unaudited                                                   March 31, 1996          March 31, 1995
- -------------------------------------------------------------------------------------------------------------------


Cash Flows From Operating Activities
 Net loss                                                      $(356,991)             $(272,972)
 Adjustments to reconcile net loss to net
   cash provided by operating activities:
 Depreciation and amortization                                 5,745,528              4,365,465
 Amortization of debt issue costs and discount                    32,190                 32,190
 Deferred income taxes                                          (205,500)              (154,000)
 Change in assets and liabilities:
  Accounts receivable                                            399,234               (197,820)
  Prepaid expenses                                              (270,743)               (72,440)
  Deferred commission expense                                   (428,775)              (101,481)
  Accounts payable                                              (167,473)              (692,431)
  Accrued expenses                                               264,211                275,670
  Equipment deposits                                             (12,402)                (9,684)
  Unearned revenue                                               762,621                967,143
                                                            ------------           ------------

   Net Cash Provided By Operating Activities                   5,761,900              4,139,640

Cash Flows From Investing Activities
 Capital expenditures:
    Equipment used by subscribers                             (9,217,459)            (2,837,756)
    Equipment and leasehold improvements                      (1,808,088)              (660,682)
                                                            ------------           ------------

   Net Cash Used By Investing Activities                     (11,025,547)            (3,498,438)

Cash Flows From Financing Activities
 Proceeds from long-term debt                                  6,750,000              1,500,000
 Principal payments on long-term debt                         (2,296,875)            (2,375,000)
 Proceeds from the exercise of stock options and warrants        240,686                 32,111
                                                            ------------           ------------

   Net Cash Provided (Used) By Financing Activities            4,693,811               (842,889)
                                                            ------------           ------------

Net Decrease in Cash                                            (569,836)              (201,687)

Cash at Beginning of Period                                      780,018                720,343
                                                            ------------           ------------

Cash at End of Period                                           $210,182               $518,656
                                                            ============           ============

See notes to interim financial statements.

                      DATA TRANSMISSION NETWORK CORPORATION

                      NOTES TO INTERIM FINANCIAL STATEMENTS

1.       GENERAL AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

                  The information furnished herein relating to interim periods has not been audited by independent Certified Public Accountants. The interim financial information in this report reflects any adjustments which are, in the opinion of management, necessary for a fair statement of results for the interim periods presented in accordance with generally accepted accounting principles. All such adjustments are of a normal recurring nature. The accounting policies followed by the company, and additional footnotes, are set forth in the audited financial statements included in the company's 1995 Annual Report, which report was incorporated by reference in Form 10-K for the fiscal period ended December 31, 1995.

2.       LONG-TERM DEBT AND LOAN AGREEMENTS:

                  The company has a senior loan agreement with a group of seven regional banks (the "senior loan agreement"). The senior loan agreement, which expires June 30, 1996 unless extended, provides for a total commitment of up to $34,500,000 in new borrowings. As of March 31, 1996, $28,000,000 of the total commitment had been borrowed, with the remaining $6,500,000 available to the company subject to certain restrictions as discussed below.

                  Additional borrowings under the senior loan agreement are available to the company, so long as at the time of the advance, no default exists under the senior loan agreement or under the subordinated notes agreement (see Note 3), and total debt outstanding (including term notes outstanding but excluding long-term subordinated debt) does not exceed thirty-six times monthly operating cash flow (as defined). As of March 31, 1996, based on its current operating cash flow, the company would be able to borrow all of the $6,500,000 remaining commitment available.

                  Substantially all of the company's assets are pledged as collateral under the senior loan agreement. In addition to the restrictions mentioned above with respect to advances, total debt outstanding (excluding long-term subordinated debt) is limited to forty-eight times monthly operating cash flow or three and one-half times stockholders' equity (defined to include long-term subordinated debt), whichever is less. Additionally, total debt outstanding (including subordinated debt) is limited to sixty times monthly operating cash flow. The company is also required to maintain total stockholders' equity of at least $11,000,000 through June 30, 1996 and, a ratio of quarterly operating cash flow to interest expense (as defined) of at least 2.25 to 1. The company is currently restricted to paying no cash dividends.

                  Interest on the outstanding borrowings (prior to when the borrowings might be converted to term loans, as discussed below) is at a variable rate, depending on the ratio of the company's total borrowings (excluding long-term subordinated debt) to stockholders equity (including long-term subordinated debt) (the "Ratio"). So long as the Ratio is below 2.0 to 1, interest is at prime. When the Ratio is between 2.0 to 1 and
                  2.49 to 1, the interest rate is at prime plus 1/4%. When the Ratio is between 2.50 to 1 and 2.99 to 1, the interest rate is at prime plus 3/4%. When the Ratio is at or above 3.0 to 1, the interest rate is at prime plus 1 1/4%. The prime rate is adjusted monthly, with the interest rate adjustment (as defined above) changed quarterly. As of March 31, 1996, the variable rate borrowings outstanding are accruing interest at the prime rate of 8.25%.

                  The company has the option to convert the outstanding borrowings to term loans at any time, payable in forty-eight equal principal installments, plus interest. Interest on the converted term loans is at the greater of, a variable rate of 1/4% over the base rate (as determined in the preceding paragraph) or, at the company's option, may be at a fixed rate of 3/4% over the base rate, or, 2.50% over the average of the 3 and 5 year U.S. treasury securities whichever is greater. As of March 31, 1996, $28,000,000 of the total borrowings outstanding had not been converted to term loans. The remainder of the borrowings were term loans with interest rates ranging from 6.75% to 9.25%.

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

5.       ACCOUNTING PRONOUNCEMENT:

                  In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation," which will be effective for the Company beginning January 1, 1996. SFAS No. 123 requires expanded disclosures of stock-based compensation arrangements with employees and encourages (but does not require) compensation cost to be measured based on the fair value of the equity instrument awarded. Companies are permitted, however, to continue to apply APB Opinion No. 25, which recognizes compensation cost based on the intrinsic value of the equity instrument awarded. The Company will continue to apply APB Opinion No. 25 to its stock based compensation awards to employees and will disclose the required pro forma effect on net income and earnings per share annually.

6.       ACQUISITIONS:

                  Effective May 3, 1996, the Company closed on an "Asset Acquisition" of Broadcast Partners, an information provider primarily in the agricultural industry. The Company will acquire substantially all the assets of Broadcast Partners for $63.5 million and the assumption of certain current liabilities estimated to be $9.5 million. Included in the acquisition, the Company will receive 39,000 agricultural subscribers. The acquisition was financed with a combination of approximately $15 million of privately placed common stock equity and with six year term debt making up the balance.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF

                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION

         Effective May 3, 1996, the Company closed on an "Asset Acquisition" of Broadcast Partners, an information provider primarily in the agricultural industry. The Company acquired substantially all the assets of Broadcast Partners for $63.5 million and the assumption of certain "non-interest bearing" current liabilities estimated to be $9.5 million. The Company will receive 39,000 agricultural subscribers. After the acquisition, the Company will have more than 115,000 subscribers in the agribusiness industry. The acquisition was financed with a combination of approximately $15 million of privately placed common stock equity and with six year term debt making up the balance.

         The equipment used by subscribers is a large capital investment for the company. This equipment accounts for 75% of the company's total assets. The company does not have a large amount of current assets compared to capital equipment.

         Net cash provided by operating activities in 1996 was $5,761,900 compared to $4,139,640 in 1995. The increase was due mainly to an increase in operating cash flow (operating income before depreciation and amortization). The increase was offset by the increases in interest expense.

         Net cash used by investing activities increased significantly for the first quarter of 1996 over 1995 to $11,025,547 from $3,498,438. This increase was primarily due to the increase in subscriber equipment needed for the higher sales volume generated from the expanded sales force. In addition, in early 1995 the company was utilizing a higher than normal inventory level from late 1994 to meet its equipment needs.

         The company had negative working capital $10,890,100 for the period ended March 31, 1996, compared to $9,747,300 for the same period in 1995. This working capital deficiency was increased due to the growth in accounts payable primarily due to an increase in the amount due to vendors for equipment used by subscribers of $1,915,000 and $3,202,600 for the purchase of Knight Ridder Financial subscribers. These two items accounted for over a $5,000,000 increase in the working capital deficiency for the first quarter of 1996 over 1995.

         This working capital deficiency created by the increase in accounts payable was somewhat offset by an increase in accounts receivable of $2,581,000 for the quarter ended March 31, 1996 over 1995. Accounts receivable increased from the same perod a year ago due to the 18% growth in total subscribers and a changing subscriber base due to the expansion of the company's new services offered.

         Net cash provided by financing activities increased to $4,693,811 for the first quarter of 1996 from $(842,889) for the same period in 1995. This increase was generated by borrowings needed to purchase the equipment used by subscribers.

         The company anticipates that the internally generated cash flow and bank credit lines will be sufficient to fund operating activities, capital expenditures and principle payments on long-term debt.

RESULTS OF OPERATIONS

Revenues:

     Total revenues for the first quarter of 1996 increased 40% over the same period of 1995. This increase was strongly supported by increases from most of the revenue categories. A main factor was the growth in total subscribers from 84,600 at March 31, 1995 to 99,600 one year later. The growth can be attributed to the expansion of the sales force, expansion of the services available and the addition of 2,900 subscribers acquired from Knight-Ridder Financial in the third quarter of 1995. On a per subscriber per month basis, operating revenue (subscription, communication, additional services and advertising revenues) increased to $60.42 up from $51.82 for the first quarter of 1996 and 1995, respectively.

     Subscriptions:
         A strong 18% increase in subscribers and an increasing revenue per month on all new sales from $60 to $64 helped contribute to the 41% growth in subscription revenue for the first quarter of 1996 over 1995.

     Communication Services:
         Communication revenue continued steady growth with a 37% increase for the period ended March 31, 1996 compared to the same period in 1995. The primary increases came from the DTNergy service which transmits refiner's prices and other communications to wholesalers.

     Service Initiation Fees:
         The expanded sales force created during the last half of 1995, resulting in increased sales, was the primary reason for the 81% increase in service initiation fee revenue for the first quarter of 1996 compared to the same period of 1995.

Expenses:

     Total expenses for the first quarter of 1996 grew 41% over the same period of 1995. The main reasons for the increase were the expansion of; the sales force, service and support needed for the increasing subscriber base and net development costs associated with the development of new services.

     Selling, General and Administrative:
         Selling, general and administrative expenses grew 42% for the first quarter of 1996 compared to the same period in 1995. As a percentage of revenue, these expenses held constant at 56%. The increase resulted from the expanding sales force and continued investment in new developmental services. On a per subscriber per month basis, these costs were $36.14 for the first quarter of 1996 compared to $30.28 for the same period of 1995.

     Sales Commissions:
         The first quarter of 1996 showed a significant increase in the sales commission expense over the same period one year ago. The main reasons for the increase were the expansion of the sales force, resulting in higher sales, and the continued growth in DTNergy commissions which are based on DTNergy subscribers and revenues.

     Depreciation and Amortization:
         Depreciation and amortization expense grew 32% in the period ended March 31, 1996 over the same period of 1995. The increase can be directly related to the growth in equipment used by subscribers. However, as a percentage of revenue the trend is downward, from 32% for the first quarter of 1995 to 30% for the same period in 1996.

     Net Developmental Costs:
         As defined, "net developmental costs" include, 1) the costs of market research activities, 2) the expenses of hardware and software engineering, and 3) the negative operating cash flow (prior to corporate allocations plus interest) of new services. These costs were $1,429,854 and $925,917 for the first quarter of 1996 and 1995, respectively. Net developmental costs is one measurement of the Company's investment in new services and technology.

Operating Cash Flow:

         Operating cash flow (operating income before depreciation and amortization expense) grew 31% for the first quarter of 1996 over the same period of 1995. As a percent of revenue, operating cash flow decreased from 36% to 34% for the periods stated. Operating cash flow was negatively affected by the increase in net development costs and other related expansion areas.

Interest Expense:

     Higher borrowing requirements needed to fund purchases of equipment used by subscribers and the debt incurred to acquire the 2,900 Knight-Ridder Financial subscribers contributed to the 29% increase in the interest expense. As a percent of revenue, interest expense decreased from nearly 8% to 7% for the first quarter of 1995 and 1996, respecitvely.

Income Tax (Benefit) Provision:

     The Company's effective income tax rate was 36% for the first quarter of 1996 and 1995.

                                    FORM 10-Q

                      DATA TRANSMISSION NETWORK CORPORATION

                           PART II - OTHER INFORMATION

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS:

                  (a)      Date of Annual  Meeting of  Stockholders  - April 24,
                           1996.
                  (b) Directors Elected - Roger R. Brodersen, Robert S. Herman, David K. Karnes, J. Michael Parks, Jay E. Ricks, Greg T. Sloma and Roger W. Wallace.
                  (c)      Other Matters Voted Upon
                           - Ratification of the appointment of Deloitte and Touche LLP as independent auditors for
                                    1996,   3,089,504  votes  for,  1,200  votes
                                    against and 4,902 votes abstained.

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

                                    DATA TRANSMISSION NETWORK CORPORATION

                           By        /s/ Roger R. Brodersen
                                    -------------------------
                                    Roger R. Brodersen
                                    Chairman and CEO

                           By        /s/ Greg T. Sloma
                                    -------------------------
                                    Greg T. Sloma
                                    President and Chief Operating Officer

                           By        /s/ Brian L. Larson
                                    -------------------------
                                    Brian L. Larson
                                    V.P., CFO, Secretary and Treasurer


Dated this 14th day of March, 1996.