Form 10-Q
period 1996-06-30
DATA TRANSMISSION NETWORK CORP
filed 1996-08-15
CIK 790498

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


                   Quarterly Report under Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934


For Quarter Ended                   June 30, 1996
                    ----------------------------------------------------------

Commission File Number                  0-15405
                       -------------------------------------------------------


                      Data Transmission Network Corporation
              ----------------------------------------------------
             (Exact name of registrant as specified in its charter)


             Delaware                                    47-0669375
        -------------------                       -------------------------
     (State of Incorporation)                    (I.R.S. Employer ID Number)


9110 West Dodge Road, Suite 200, Omaha, Nebraska                    68114
- -------------------------------------------------                 --------
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

Number of shares of common stock outstanding as of August 14, 1996..11,010,222.

- -------------------------------------------------------------------------------------------------------------------

                              FINANCIAL STATEMENTS
- -------------------------------------------------------------------------------------------------------------------

BALANCE SHEETS
- -------------------------------------------------------------------------------------------------------------------

Unaudited                                                            June 30, 1996                December 31, 1995
- -------------------------------------------------------------------------------------------------------------------


ASSETS
Current Assets
 Cash                                                          $          208,649                   $      780,018
 Accounts receivable, net of allowance for
  doubtful accounts of $520,000 and $300,000                            9,463,782                        6,476,576
 Prepaid expenses                                                       1,170,233                          474,135
 Deferred commission expense                                            2,999,699                        2,076,262
                                                               -------------------                  --------------
    Total Current Assets                                               13,842,363                        9,806,991

Property and Equipment
 Equipment Used By Subscribers                                        188,276,226                      130,266,792
 Equipment and Leasehold Improvements                                  18,605,233                       13,952,173
                                                                ------------------                   -------------
                                                                      206,881,459                      144,218,965
 Less: Accumulated Depreciation                                        81,160,966                       67,909,419
                                                                ------------------                   -------------
 Net Property and Equipment                                           125,720,493                       76,309,546

Intangible Asset, net of accumulated
  amortization of $1,316,252 and $258,850                              39,073,503                        4,711,150

Other Assets                                                            2,355,215                        1,844,363
                                                               -------------------                  --------------
                                                                  $   180,991,574                     $ 92,672,050

- -------------------------------------------------------------------------------------------------------------------


LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
 Accounts payable                                                  $   13,714,255                    $   9,385,812
 Accrued expenses                                                       6,778,984                        1,856,659
 Current portion of long-term debt                                     11,682,500                        9,036,458
                                                                   ---------------                  --------------
   Total Current Liabilities                                           32,175,739                       20,278,929

Long-Term Debt                                                         86,403,332                       32,536,457
Subordinated Long-Term Notes, net of unamortized
 discount of $476,240 and $515,930                                     14,523,760                       14,484,070
Equipment Deposits                                                        534,053                          541,720
Unearned Revenue                                                       19,804,786                       11,953,909

Stockholders' Equity
 Common stock, par value $.001, authorized
  20,000,000 shares, issued 11,074,224 and 10,126,224                      11,074                           10,126
 Paid-in capital                                                       29,391,990                       14,415,938
 Retained earnings (deficit)                                           (1,225,178)                        (497,687)
 Treasury stock, at cost, 91,116 and 180,945 shares                      (627,982)                      (1,051,412)
                                                                  ----------------                   --------------
   Total Stockholders' Equity                                          27,549,904                       12,876,965
                                                                   ---------------                   -------------
                                                                     $180,991,574                     $ 92,672,050
- -------------------------------------------------------------------------------------------------------------------

See notes to interim financial statements.

- -------------------------------------------------------------------------------------------------------------------


STATEMENT OF OPERATIONS
- -------------------------------------------------------------------------------------------------------------------

                                               Quarter Ended                             Six Months Ended
Unaudited                           June 30, 1996         June 30, 1995         June 30, 1996         June 30, 1995
- -------------------------------------------------------------------------------------------------------------------


REVENUES

 Subscriptions                       $18,235,511            $10,747,820          $32,320,289           $20,706,284
 Additional services                   1,416,483                947,370            2,557,207             1,863,410
 Communication services                2,146,025              1,671,460            4,145,137             3,128,717
 Advertising                             829,302                584,150            1,498,269             1,196,142
 Service initiation fees               1,567,543                788,650            2,786,979             1,462,107
                                   --------------        --------------        -------------         -------------
                                      24,194,864             14,739,450           43,307,881            28,356,660

EXPENSES

 Selling, general
  and administrative                  12,225,598              7,977,742           22,928,561            15,540,280
 Sales commissions                     2,376,439              1,169,804            4,284,010             2,256,587
 Depreciation and
  amortization                         8,184,319              4,517,280           13,929,847             8,882,745
                                   --------------         -------------         ------------         -------------
                                      22,786,356             13,664,826           41,142,418            26,679,612
                                    -------------          ------------         -------------         ------------

OPERATING INCOME                       1,408,508              1,074,624            2,165,463             1,677,048

 Interest expense                      2,130,222              1,038,741            3,475,467             2,083,522
 Other income, net                        20,368                 15,919               50,667                31,304
                                 ----------------       ---------------      ----------------      ---------------


INCOME (LOSS) BEFORE
 INCOME TAXES                           (701,346)                51,802           (1,259,337)             (375,170)

 Income tax provision(benefit)          (254,000)                19,000             (455,000)             (135,000)
                                   --------------       ---------------        --------------        --------------

NET INCOME (LOSS)                   $   (447,346)        $       32,802         $   (804,337)         $   (240,170)

- -------------------------------------------------------------------------------------------------------------------


EARNINGS (LOSS)
 PER SHARE (1)                   $         (0.04)   $                 -      $        (0.08)       $         (0.02)

- -------------------------------------------------------------------------------------------------------------------


Weighted Average
 Shares Outstanding (1)               10,629,975             10,354,278           10,300,410             9,885,357

- -------------------------------------------------------------------------------------------------------------------

(1)  Per share data is shown after the 3 for 1 stock split.


See notes to interim financial statements.

- -------------------------------------------------------------------------------------------------------------------


STATEMENTS OF CASH FLOWS
- -------------------------------------------------------------------------------------------------------------------

                                                                                        Six Months Ended
Unaudited                                                                  June 30, 1996             June  30, 1995
- -------------------------------------------------------------------------------------------------------------------



Cash Flows From Operating Activities
 Net loss                                                                 $    (804,337)            $     (240,170)
 Adjustments to reconcile net loss to net
   cash provided by operating activities:
 Depreciation and amortization                                               13,929,847                  8,882,745
 Amortization of debt issue costs and discount                                   65,802                     64,380
 Deferred income taxes                                                         (464,000)                  (134,000)
 Change in assets and liabilities:
  Accounts receivable                                                           126,349                   (839,922)
  Prepaid expenses                                                             (608,087)                   (67,029)
  Deferred commission expense                                                  (503,161)                  (340,244)
  Deferred debt issuance costs                                                  (72,964)                         -
  Accounts payable                                                              773,651                    526,568
  Accrued expenses                                                              372,670                    194,909
  Equipment deposits                                                             (7,667)                   (17,472)
  Unearned revenue                                                            1,380,672                  1,365,401
                                                                         ---------------           ---------------

   Net Cash Provided By Operating Activities                                 14,188,775                  9,395,166

Cash Flows From Investing Activities
 Capital expenditures:
    Equipment used by subscribers                                           (20,931,811)                (8,701,195)
    Equipment and leasehold improvements                                     (2,284,939)                (1,388,594)
 Acquisitions                                                               (63,567,035)                         -
                                                                           -------------     ---------------------

   Net Cash Used By Investing Activities                                    (86,783,785)               (10,089,789)

Cash Flows From Financing Activities
 Proceeds from long-term debt                                                60,940,000                  5,000,000
 Principal payments on long-term debt                                        (4,427,083)                (4,744,791)
 Proceeds from the exercise of stock options and warrants                       500,724                    132,945
 Proceeds from the issuance of common stock                                  15,010,000                          -
                                                                          --------------      --------------------

   Net Cash Provided By Financing Activities                                 72,023,641                    388,154
                                                                          --------------           ---------------

Net Decrease in Cash                                                           (571,369)                  (306,469)

Cash at Beginning of Period                                                     780,018                    720,343
                                                                        ----------------           ---------------

Cash at End of Period                                                    $      208,649             $      413,874
- -------------------------------------------------------------------------------------------------------------------

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

2.       LONG-TERM DEBT AND LOAN AGREEMENTS:

                  The company has a senior loan agreement with a group of banks (the "senior loan agreement"). The senior loan agreement, which expires June 28, 1997 unless extended, provides for a total commitment of up to $49,500,000 in new borrowings. As of June 30, 1996, $34,000,000 of the total commitment had been borrowed, with the remaining $15,500,000 available to the company subject to certain restrictions as discussed below.

                  Additional borrowings under the senior loan agreement are available to the company, so long as at the time of the advance, no default exists under the senior loan agreement or under the subordinated notes agreement (see Note 3), and total debt outstanding (including term notes outstanding but excluding long-term subordinated debt) does not exceed thirty-six times monthly operating cash flow (as defined). As of June 30, 1996, based on its current operating cash flow, the company would be able to borrow all of the $15,500,000 remaining commitment available.

                  Substantially all of the company's assets are pledged as collateral under the senior loan agreement. In addition to the restrictions mentioned above with respect to advances, total debt outstanding (excluding long-term subordinated debt) is limited to forty-eight times monthly operating cash flow or three and one-half times stockholders' equity (defined to include long-term subordinated debt), whichever is less. Additionally, total debt outstanding (including subordinated debt) is limited to sixty times monthly operating cash flow. The company is also required to maintain total stockholders' equity of at least $23,500,000 through June 28, 1997 and, a ratio of quarterly operating cash flow to interest expense (as defined) of at least 2.25 to 1. The company is permitted to pay cash dividends in any one year, which are, in the aggregate, less than 25% of the company's net operating profit after taxes in the previous four quarters.

                  Interest on the outstanding borrowings (prior to when the borrowings might be converted to term loans, as discussed below) is at a variable rate, depending on the ratio of the company's total borrowings (excluding long-term subordinated debt) to stockholders equity (including long-term subordinated debt) (the "Ratio"). The base rate is the NY Prime rate, the prime rate as stated in the Wall Street Journal the first day of each month, minus 3/4%. So long as the Ratio is below 2.5 to 1, interest is the base rate. When the Ratio is between
                  2.50 to 1 and 2.99 to 1, the interest rate is the base rate plus 1/4%. When the Ratio is between 3.0 to 1 and 3.49 to 1, the interest rate is the base rate plus 3/4%. The company is not to exceed a Ratio of 3.5 to 1. The prime rate is adjusted monthly, with the interest rate adjustment (as defined above) changed quarterly. Through June 27, 1996, the variable rate borrowings outstanding were accruing interest at the rate of 8.25%. Effective June 28, 1996, the variable rate borrowings outstanding were accruing at the base rate of 7.50%.

                 The company has the option to convert the outstanding borrowings to term loans at any time, payable in forty-eight equal principal installments, plus interest. Interest on the converted term loans is, at the company's option, a variable rate of 1/4% over the base rate (as determined in the preceding paragraph) or, at a fixed rate of 3/4% over the base rate, or, 2% over the average of the 3 and 5 year U.S. treasury securities whichever is greater. As of June 30, 1996, $34,000,000 of the total borrowings outstanding had not been converted to term loans. As of June 30, 1996, $15,895,832 were term loans payable in forty-eight equal installments with interest rates ranging from 6.75% to 9.25%.

                  The company has a term credit agreement dated May 3, 1996, as amended, with a group of banks providing for an aggregate principal amount of $48,490,000 ($48,190,000 had been borrowed at June 30, 1996) to be repaid in 72 equal principal installments beginning January 31, 1997. Through June 30, 1996, the outstanding principal was accruing interest at the rate of 8.25%. Effective July 17, 1996, interest on $21,300,000 of the principal balance was variable, accruing at the NY Prime rate less one-half of one percent. Effective July 31, 1996, interest on $25,400,000 of the principal balance is variable, accruing at the NY Prime rate less one-half of one percent. Interest on the remainder is fixed, accruing at interest rates ranging from 8.25% to 8.36%. Interest payments are due on the last day of each month beginning May 31, 1996.

                  The company pays a commitment fee of 1/4% on all unused portion of the total senior loan commitment. Additionally, once the Ratio (as described previously) reaches 2.50 to 1, the company will be required to pay a closing fee of 1/2% on all new borrowings made after that point in time. In the event the Ratio exceeds 3.0 to 1, any term note accruing interest at less than 7.5% is included in a "Trigger Event". The company is obligated to pay the holders of such term notes a fee of 0.375% of the outstanding balance of the notes upon the occurrence of the Trigger Event and like amounts on the six month anniversary and the twelve month anniversary of the Trigger Event.

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

                  The company also issued a warrant to the investor to purchase 75,000 shares of the company's $.001 par value common stock at $7.39 per share (as adjusted after the three-for-one stock split) on or before June 30, 2004. In connection with the issuance of the warrant to purchase common stock, the company recorded a $635,000 credit to additional paid in capital and a related debt discount, which represents an estimate of the fair value of the warrant issued.

                  Expenses of the subordinated debt offering have been capitalized and are being amortized, along with the debt discount mentioned in the previous paragraph, over the life of the subordinated debt using a level-yield method.

4.       EARNINGS (LOSS) PER SHARE:

                  Earnings (loss) per share were calculated based on the weighted average number of shares outstanding. Outstanding warrants and options are included in the calculation of net income (loss) per share only when their impact is dilutive. All earnings (loss) per share calculations are after the three-for-one stock split.

5.       ACCOUNTING PRONOUNCEMENT

                 In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation," which will be effective for the Company beginning January 1, 1996. SFAS No. 123 requires expanded disclosures of stock-based compensation arrangements with employees and encourages (but does not require) compensation cost to be measured based on the fair value of the equity instrument awarded. Companies are permitted, however, to continue to apply APB Opinion No. 25, which recognizes compensation cost based on the intrinsic value of the equity instrument awarded. The Company will continue to apply APB Opinion No. 25 to its stock based compensation awards to employees and will disclose the required pro forma effect on net income and earnings per share.

6.       ACQUISITION

                  Effective May 3, 1996, the Company closed on an "Asset Acquisition" of Broadcast Partners, an information provider primarily in the agricultural industry. The Company acquired substantially all the assets of Broadcast Partners for $63.5 million and the assumption of certain current liabilities of approximately $9.8 million. In the acquisition, the Company received 39,000 agricultural subscribers. Also included was approximately $38.2 million of equipment which is being depreciated using the straight-line method over five years. In addition, goodwill of approximately $35 million was capitalized and is being amortized using the straight-line method over eight years. The acquisition was financed with a combination of $15,010,000 of privately placed common stock equity representing, 948,000 split adjusted shares and with six year term debt of $48,490,000.

                  The following pro forma infomration sets forth the results of operations as though the acquisition of Broadcast Partners had occurred at January 1, 1995:


                                                                              PRO FORMA
                                                                           Six Months Ended
                                                              ---------------------------------------
                                                              June 30, 1996             June 30, 1995
                                                              -------------             -------------
                  Revenues                                      $51,570,241               $38,892,876
                  Net Loss                                     ($ 1,204,540)             ($ 1,473,205)
                  Loss Per Share                                    ($ 0.11)                  ($ 0.14)


                  This unaudited pro forma information is based on historical results of operations adjusted for acquisition costs, anticipated efficiencies and in the opinion of Management, is not necessarily indicative of what the results would have been had the Company operated with the acquisition since the beginning of 1995.

7.       STOCK SPLIT

                  During the second quarter of 1996, the Company effectuated a three-for-one common stock split, payable June 28, 1996 to stockholders of record June 14, 1996. The stated par value of each share was not changed from $.001. A total of $7,381 was reclassified from the company's paid in capital account to the company's common stock account. Average number of shares outstanding and related per share amounts have been retroactively restated to reflect the stock split.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

FINANCIAL CONDITION

         On May 3, 1996, the Company acquired substantially all of the assets of Broadcast Partners, an electronic information and communications services company primarily in the agricultural industry for $63.5 million cash and the assumption of certain "non-interest" bearing current liabilities of approximately $9.8 million. The Company received 39,000 agricultural subscribers, increasing the total number of subscribers to over 142,000 at June 30, 1996. The acquisition was financed with a combination of $15 million of privately place common stock equity and with six year term debt making up the balance. Included in the acquisition was approximately $38.2 million of equipment used by subscribers and other equipment, which is being capitalized and amortized using the straight line method over five years. Approximately $35 million of goodwill is being capitalized and amortized using the straight line method over eight years.

         The equipment used by subscribers is a large capital investment for the company. This equipment accounts for 64% of the company's total assets. The company does not have a large amount of current assets compared to capital equipment.

         Net cash provided by operating activities for the six months ended June 30, 1996 was $14,188,800 compared to $9,395,200 for the same period in 1995. The increase was due mainly to an increase in operating cash flow (operating income before depreciation and amortization). The increase was offset by increases in interest expense.

         Net cash used by investing activities increased significantly for the six months ended June 30, 1996 compared to 1995 due to the asset acquisition of Broadcast Partners and the increase in subscriber equipment needed for the higher sales volume generated by the expanded sales force. In the early part of 1995, the Company was utilizing a higher than normal inventory level to meet its subscriber equipment needs.

         The company had $18,333,400 negative working capital at June 30, 1996 compared to $9,406,900 at June 30, 1995. The working capital deficiency was primarily due to growth in accounts payable for purchases for equipment used by subscribers of $3,481,800 and for the purchase of Knight Ridder Financial subscribers of $2,790,900. The Broadcast Partners acquisition contributed to the growth in accrued expenses of $3,622,800 for acquisition start up costs and the growth in current portion of long term debt of $4,015,800 from additional term borrowing needed to finance the acquisition.

         The working capital deficiency created by the increases in accounts payable, accrued expenses and current portion of long term debt was somewhat offset by an increase in accounts receivable of $5,326,000 for June 30, 1996 over June 30, 1995. Accounts receivable increased due to the 64% growth in total subscribers and $2,791,000 was a direct result of the Broadcast Partners acquisition.

         Net cash provided by financing activities increased to $72,023,600 for the first six months of 1996 from $388,200 for the same period in 1995. This increase was generated by the $48,190,000 of six year term borrowings needed to acquire the assets of Broadcast Partners along with borrowings for the equipment needed for the growth in subscribers generated from operating activities. Also, $15,010,000 of the increase was from proceeds raised from the private placement of 948,000 (split adjusted, see note 7) shares of common stock.

         The Company anticipates that the internally generated cash flow and bank credit lines will be sufficient to fund operating activities, capital expenditures and principle payments on long- term debt.

RESULTS OF OPERATIONS

Revenues:

         Total revenues for the second quarter and first six months of 1996 increased 64% and 53% over the same periods in 1995. This increase was primarily due to a 64% increase in total subscribers to 142,000 at June 30, 1996 from 86,700 one year ago. Subscriber growth was attributed to the acquisition of subscribers from Knight-Ridder Financial Commodity Center in July 1995, the acquisition of Broadcast Partners in May 1996 and the expansion of the sales force. On a per subscriber per month basis, operating revenue, (subscription, communication, additional services, and advertising revenues) increased to $58.12 and $57.64 for the second quarter and first six months of 1996 compared to $54.29 and $53.10 for the same periods in 1995.

         Subscriptions:
                  The 64% growth in total subscribers and the continued attraction of subscribers to higher revenue services contributed to the 70% and 56% increases in subscription revenues for the second quarter and first six months of 1996 over the same periods in 1995.

         Communication Services:
                  Communication revenue showed steady growth with increases of 28% for the second quarter of 1996 over the same quarter in 1995 and 32% for the first six months of 1996 compared to 1995. The DTNergy service that transmits refiners' prices and other communications to wholesalers contributed significantly to this increase.

         Service Initiation Fees:
                  Increased sales, due mainly to the efforts of the expanded sales force created during the past twelve months, was the primary reason for service initiation fees to increase 99% and 91% for the second quarter and first six months of 1996 over the same periods in 1995.

Expenses:

         The acquisition of Broadcast Partners, the expansion of the sales force, increased service and support needs for the growing subscriber base and net development costs associated with the development of new services caused total expenses for second quarter of 1996 to increase 67% over the second quarter 1995. Total expenses increased 54% for the first six months of 1996 compared to 1995.

         Selling, General and Administrative:
                  Selling, general and administrative expenses increased 53% for the second quarter of 1996 and 48% for the first six months of 1996 over the same periods in 1995. This was primarily due to the 64% growth in total subscribers, mainly brought on by the acquisition, and the continued investment in the development of new services. As a percent of revenue, these expenses decreased from 54% to 51% for the second quarters of 1995 and 1996 and decreased from 55% to 53% for the first six months of 1995 and 1996. On a per subscriber per month basis, these costs were $30.36 and $30.27 for the second quarter and first six months of 1996 compared with $31.05 and $30.68 for the same periods of 1995.

         Sales Commissions:
                  Sales commissions increased for the second quarter and first six months of 1996 compared to 1995 due to higher sales and increased revenues in the DTNergy service. DTNergy sales commissions are based on a combination of total subscribers and revenues.

         Depreciation and Amortization:
                  Depreciation and amortization expense grew 81% and 54% for the second quarter and first six months of 1996 over the same periods in 1995 due to growth in equipment used by subscribers mainly from the acquisitions of subscribers from Knight-Ridder Financial Commodity Center and Broadcast Partners. In addition, the amortization expense of $902,092 and $1,057,402 of goodwill from these acquisitions, for the second quarter and first six months of 1996, also contributed to the increases.

         Net Developmental Costs:
                  As defined, "net developmental costs" include, 1) the costs of market research activities, 2) the expenses of hardware and software engineering, research and development and 3) the negative operating cash flow (prior to corporate allocations plus interest) of new services. These costs were $1,265,100 and $860,100 for the second quarters of 1996 and 1995, respectively. For the first six months, these costs were $2,694,900 and $1,786,000 for 1996 and 1995. Net developmental costs is one measurement of the Company's investment in new services and technology.

Operating Cash Flow:

         Operating cash flow (operating income before depreciation and amortization expense) grew 72% for the second quarter of 1996 over 1995. For the first six month, the growth was 52% for 1996 over 1995. As a percent of revenue, operating cash flow remained constant at 37% for the first six months of 1996 and 1995. For the second quarter of 1996 compared to 1995, operating cash flow grew to 40% up from 38%.

Interest Expense:

         Expanded borrowing requirements needed to fund purchases of equipment used by subscribers and the debt incurred to acquire subscribers from Knight-Ridder Financial Commodity Center and the assets of Broadcast Partners attributed to the increase in interest expense for both the second quarter and the first six months of 1996 compared to the prior year's periods.

Income Tax (Benefit) Provision:

         The Company's effective income tax rate was approximately 36% for the second quarter and first six months of 1996 and 1995.

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

                                    DATA TRANSMISSION NETWORK CORPORATION

                           By        /s/ Roger R. Brodersen
                               ------------------------------------------
                                    Roger R. Brodersen
                                    Chairman and CEO

                           By        /s/ Greg T. Sloma
                               ------------------------------------------
                                    Greg T. Sloma
                                    President and Chief Operating Officer

                           By        /s/ Brian L. Larson
                               ------------------------------------------
                                    Brian L. Larson
                                    V.P., CFO, Secretary and Treasurer

Dated this 14th day of August, 1996.