Form 10-Q
period 1996-09-30
DATA TRANSMISSION NETWORK CORP
filed 1996-11-15
CIK 790498

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


                   Quarterly Report under Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934


For Quarter Ended           September 30, 1996
                 --------------------------------------------------------------
Commission File Number          0-15405
                      ---------------------------------------------------------


                      Data Transmission Network Corporation
             -----------------------------------------------------
             (Exact name of registrant as specified in its charter)


                Delaware                        47-0669375
         -----------------------        -------------------------
         (State of Incorporation)      (I.R.S. Employer ID Number)


9110 West Dodge Road, Suite 200, Omaha, Nebraska                        68114
------------------------------------------------                       --------
   (Address of principal executive office)                            (Zip Code)


                               (402) 390-2328
              ---------------------------------------------------
              (Registrant's telephone number, including area code)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.


                                    Yes   X                            No
                                       -------                      -------

Number  of   shares   of  common   stock   outstanding   as  of   November   14,
1996...11,021,432.

-------------------------------------------------------------------------------------------------------------------

                                           FINANCIAL STATEMENTS
-------------------------------------------------------------------------------------------------------------------

BALANCE SHEETS
-------------------------------------------------------------------------------------------------------------------

Unaudited                                                       September 30, 1996                December 31, 1995
-------------------------------------------------------------------------------------------------------------------


ASSETS
Current Assets
 Cash                                                               $     728,107                     $    780,018
 Accounts receivable, net of allowance for
  doubtful accounts of $520,000 and $300,000                            9,729,756                        6,476,576
 Prepaid expenses                                                         811,317                          474,135
 Deferred commission expense                                            2,899,367                        2,076,262
                                                                    --------------                    -------------
    Total Current Assets                                               14,168,547                        9,806,991

Property and Equipment
 Equipment Used By Subscribers                                        196,966,507                      130,266,792
 Equipment and Leasehold Improvements                                  18,981,342                       13,952,173
                                                                    --------------                    -------------
                                                                      215,947,849                      144,218,965
 Less: Accumulated Depreciation                                        89,700,096                       67,909,419
                                                                    --------------                    -------------
 Net Property and Equipment                                           126,247,753                       76,309,546

Intangible Asset, net of accumulated
  amortization of $2,594,104 and $258,850                              37,795,651                        4,711,150

Other Assets                                                            3,031,251                        1,844,363
                                                                    --------------                    -------------
                                                                     $181,243,202                     $ 92,672,050

-------------------------------------------------------------------------------------------------------------------


LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
 Accounts payable                                                   $   9,095,099                     $  9,385,812
 Accrued expenses                                                       6,355,486                        1,856,659
 Current portion of long-term debt                                     13,269,583                        9,036,458
                                                                    --------------                    -------------
   Total Current Liabilities                                           28,720,168                       20,278,929

Long-Term Debt                                                         87,907,915                       32,536,457
Subordinated Long-Term Notes, net of unamortized
 discount of $456,395 and $515,930                                     14,543,605                       14,484,070
Equipment Deposits                                                        523,622                          541,720
Unearned Revenue                                                       21,505,167                       11,953,909

Stockholders' Equity
 Common stock, par value $.001, authorized
  20,000,000 shares, issued 11,074,224 and 10,126,224                      11,074                           10,126
 Paid-in capital                                                       29,972,990                       14,415,938
 Retained earnings (deficit)                                           (1,511,126)                        (497,687)
 Treasury stock, at cost, 57,792 and 180,945 shares                      (430,213)                      (1,051,412)
                                                                    --------------                    -------------
   Total Stockholders' Equity                                          28,042,725                       12,876,965
                                                                    --------------                    -------------
                                                                    $ 181,243,202                     $ 92,672,050
-------------------------------------------------------------------------------------------------------------------

See notes to interim financial statements.

-------------------------------------------------------------------------------------------------------------------


STATEMENTS OF OPERATIONS
-------------------------------------------------------------------------------------------------------------------

                                                      Quarter Ended                    Nine Months Ended
Unaudited                                    Sept 30, 1996      Sept 30, 1995   Sept 30, 1996     Sept 30, 1995
-------------------------------------------------------------------------------------------------------------------


REVENUES

 Subscriptions                                $ 20,976,953      $ 12,110,885     $ 53,297,242      $ 32,817,168
 Additional services                             1,593,435         1,004,800        4,150,642         2,868,210
 Communication services                          2,294,722         1,832,330        6,439,859         4,961,047
 Advertising                                       783,333           377,808        2,281,602         1,573,950
 Service initiation fees                         1,492,896           842,428        4,279,875         2,304,536
                                              ------------      ------------     ------------      ------------
                                                27,141,339        16,168,251       70,449,220        44,524,911

EXPENSES

 Selling, general
  and administrative                            12,918,466         8,619,155       35,847,027        24,159,435
 Sales commissions                               2,462,980         1,375,229        6,746,990         3,631,816
 Depreciation and
  amortization                                   9,611,390         4,901,641       23,541,237        13,784,386
                                               -----------      ------------     ------------      ------------
                                                24,992,836        14,896,025       66,135,254        41,575,637
                                              ------------      ------------     ------------      ------------

OPERATING INCOME                                 2,148,503         1,272,226        4,313,966         2,949,274

 Interest expense                                2,498,561         1,135,981        5,974,028         3,219,503
 Other income, net                                  21,555            14,311           72,222            45,615
                                              ------------      ------------     ------------      -------------


INCOME (LOSS) BEFORE
 INCOME TAXES                                     (328,503)          150,556       (1,587,840)         (224,614)

 Income tax provision(benefit)                     (68,500)           54,000         (523,500)          (81,000)
                                              ------------      ------------     ------------      -------------

NET INCOME (LOSS)                             $   (260,003)     $     96,556     $ (1,064,340)     $   (143,614)

-------------------------------------------------------------------------------------------------------------------


EARNINGS (LOSS)
 PER SHARE (1)                                $      (0.02)     $       0.01     $      (0.10)     $      (0.01)

-------------------------------------------------------------------------------------------------------------------


Weighted Average
 Shares Outstanding (1)                         11,008,848        10,504,428       10,536,556         9,898,059

-------------------------------------------------------------------------------------------------------------------

(1)  Per share data is shown after the 3 for 1 stock split.

See notes to interim financial statements.

-------------------------------------------------------------------------------------------------------------------


STATEMENTS OF CASH FLOWS
-------------------------------------------------------------------------------------------------------------------

                                                                                        Nine Months Ended
Unaudited                                                                  Sept 30, 1996             Sept  30, 1995
-------------------------------------------------------------------------------------------------------------------



Cash Flows From Operating Activities
 Net loss                                                                  $ (1,064,340)            $   (143,614)
 Adjustments to reconcile net loss to net
   cash provided by operating activities:
 Depreciation and amortization                                               23,541,237               13,784,386
 Amortization of debt issue costs and discount                                  102,725                   96,570
 Deferred income taxes                                                         (537,000)                 (84,500)
 Change in assets and liabilities:
  Accounts receivable                                                          (139,625)              (1,688,238)
  Prepaid expenses                                                             (249,171)                (249,984)
  Deferred commission expense                                                  (402,829)                (840,346)
  Deferred debt issuance costs                                                 (112,078)                    --
  Accounts payable                                                           (1,727,047)                 (51,048)
  Accrued expenses                                                              249,172                  585,450
  Equipment deposits                                                            (18,098)                 (20,874)
  Unearned revenue                                                            3,081,053                1,183,699
                                                                           -------------             ------------

   Net Cash Provided By Operating Activities                                 22,723,999               12,571,501

Cash Flows From Investing Activities
 Capital expenditures:
    Equipment used by subscribers                                           (29,768,564)             (15,801,619)
    Equipment and leasehold improvements                                     (2,548,234)              (1,961,415)
Acquisitions                                                                (65,745,794)              (1,634,046)
                                                                           -------------             ------------

   Net Cash Used By Investing Activities                                    (98,062,592)             (19,397,080)

Cash Flows From Financing Activities
 Proceeds from long-term debt                                                66,740,000               13,250,000
 Principal payments on long-term debt                                        (7,135,415)              (7,104,166)
 Proceeds from the exercise of stock options and warrants                       672,097                  281,479
 Proceeds from the issuance of common stock                                  15,010,000                     --
                                                                           ------------             ------------

   Net Cash Provided By Financing Activities                                 75,286,682                6,427,313
                                                                           ------------             ------------

Net Decrease in Cash                                                            (51,911)                (398,266)

Cash at Beginning of Period                                                     780,018                  720,343
                                                                           ------------             ------------

Cash at End of Period                                                      $    728,107             $    322,077
                                                                           ============             ============
-------------------------------------------------------------------------------------------------------------------

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

2.       LONG-TERM DEBT AND LOAN AGREEMENTS:

                  The company has a senior loan agreement with a group of banks (the "senior loan agreement"). The senior loan agreement, which expires June 28, 1997 unless extended, provides for a total commitment of up to $49,500,000 in new borrowings. As of September 30, 1996, $39,500,000 of the total commitment had been borrowed, with the remaining $10,000,000 available to the company subject to certain restrictions as discussed below.

                  Additional borrowings under the senior loan agreement are available to the company, so long as at the time of the advance, no default exists under the senior loan agreement or under the subordinated notes agreement (see Note 3), and total debt outstanding (including term notes outstanding but excluding long-term subordinated debt) does not exceed thirty-six times monthly operating cash flow (as defined). As of September 30, 1996, based on its current operating cash flow, the company would be able to borrow all of the $10,000,000 remaining commitment available.

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

                  The company has the option to convert the outstanding borrowings to term loans at any time, payable in forty-eight equal principal installments, plus interest. Interest on the converted term loans is, at the company's option, a variable rate of 1/4% over the base rate (as determined in the preceding paragraph) or, at a fixed rate of 3/4% over the base rate, or, 2% over the average of the 3 and 5 year U.S. treasury securities whichever is greater. As of September 30, 1996, $39,500,000 of the total borrowings outstanding had not been converted to term loans. As of September 30, 1996, $13,187,500 of term loans were outstanding with principal payable in forty-eight equal installments with interest rates ranging from 6.75% to 9.25%.

                  The company has a term credit agreement dated May 3, 1996, as amended, with a group of banks providing for an aggregate principal amount of $48,490,000 to be repaid in 72 equal principal installments beginning January 31, 1997. Through June 30, 1996, the outstanding principal was accruing interest at the rate of 8.25%. Effective July 17, 1996, interest on $21,300,000 of the principal balance was variable, accruing at the NY Prime rate less one-half of one percent. Effective July 31, 1996, interest on $25,400,000 of the principal balance is variable, accruing at the NY Prime rate less one-half of one percent. Interest on the remainder is fixed, accruing at interest rates ranging from 8.25% to 8.36%. Interest payments are due on the last day of each month beginning May 31, 1996.

                  The company pays a commitment fee of 1/4% on all unused portion of the total senior loan commitment. Additionally, once the Ratio (as described previously) reaches 3.00 to 1, the company will be required to pay a closing fee of 1/2% on all new borrowings made after that point in time. In the event the Ratio exceeds 3.0 to 1, any term note accruing interest at less than 7.5% is included in a "Trigger Event". The company is obligated to pay the holders of such term notes a fee of 0.375% of the outstanding balance of the notes upon the occurrence of the Trigger Event and like amounts on the six month anniversary and the twelve month anniversary of the Trigger Event.

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

                  The following unaudited pro forma information sets forth the results of operations as though the acquisition of Broadcast Partners had occurred at January 1, 1995:

                                                      PRO FORMA
                                                   Nine Months Ended
                                        ---------------------------------------
                                        Sept 30, 1996             Sept 30, 1995
                                        -------------             -------------
                  Revenues               $78,711,580                $60,676,057
                  Net Loss              ($ 1,427,543)              ($ 2,124,191)
                  Loss Per Share              ($0.13)                     ($.20)

This unaudited pro forma information is based on historical results of operations as if the acquisition took place on January 1, 1995 adjusted for acquisition costs, anticipated efficiencies and in the opinion of Management, is not necessarily indicative of what the results would have been had the Company operated with the acquisition since the beginning of 1995.

7.       STOCK SPLIT

                  During the second quarter of 1996, the Company effectuated a three-for-one common stock split, payable June 28, 1996 to stockholders of record June 14, 1996. The stated par value of each share was not changed from $.001. A total of $7,381 was reclassified from the Company's additional paid in capital account to the Company's common stock account. Average number of shares outstanding and related per share amounts have been retroactively restated to reflect the stock split.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

FINANCIAL CONDITION

         On May 3, 1996, the Company acquired substantially all of the assets of Broadcast Partners, an electronic information and communications services company primarily in the agricultural industry for $63.5 million cash and the assumption of certain "non-interest" bearing current liabilities of approximately $9.8 million. The Company received 39,000 agricultural subscribers, increasing the total number of subscribers to over 144,100 at
September 30, 1996. The acquisition was financed with a combination of $15 million of privately place common stock equity and with six year term debt making up the balance. Included in the acquisition was approximately $38.2 million of equipment used by subscribers and other equipment, which is being capitalized and amortized using the straight line method over five years. Approximately $35 million of goodwill is being capitalized and amortized using the straight line method over eight years.

         The equipment used by subscribers is a large capital investment for the company. This equipment accounts for 65% of the company's total assets. The company does not have a large amount of current assets compared to capital equipment.

         Net cash provided by operating activities for the nine months ended September 30, 1996 was $22,724,000 compared to $12,571,500 for the same period in 1995. The increase was due mainly to an increase in operating cash flow (operating income before depreciation and amortization). The increase was partially offset by increases in interest expense.

         Net cash used by investing activities increased significantly for the nine months ended September 30, 1996 compared to 1995 due to the asset acquisition of Broadcast Partners and the increase in subscriber equipment needed for the higher sales volume generated by the expanded sales force. In the early part of 1995, the Company was utilizing a higher than normal inventory level to meet its subscriber equipment needs which reduced the capital expenditures for subscriber equipment.

         The company had $14,551,600 of negative working capital at September 30, 1996 compared to $12,244,700 at September 30, 1995. The working capital deficiency was primarily due to Broadcast Partners acquisition which contributed to the growth in accrued expenses of $3,269,000 for acquisition start up costs and the growth in current portion of long term debt of $6,061,250 from additional term debt borrowing needed to finance the acquisition.

         The working capital deficiency created by the increases in accrued expenses and current portion of long term debt was somewhat offset by an increase in accounts receivable of $4,743,700 for September 30, 1996 over September 30, 1995. Accounts receivable increased due to the 56% growth in total subscribers and $3,129,400 was a direct result of the Broadcast Partners acquisition.

         Net cash provided by financing activities increased to $75,286,700 for the first nine months of 1996 from $6,427,300 for the same period in 1995. This increase was generated by the $48,490,000 of six year term borrowings needed to acquire the assets of Broadcast Partners along with borrowings for the equipment needed for the growth in subscribers generated from operating activities. Also, $15,010,000 of the increase was from proceeds raised from the private placement of 948,000 (split adjusted, see note 7) shares of common stock.

         The company anticipates that the internally generated cash flow and bank credit lines will be sufficient to fund operating activities, capital expenditures and principle payments on long- term debt.

RESULTS OF OPERATIONS

Revenues:

         Total revenues for the third quarter and first nine months of 1996 increased 68% and 58% over the same periods in 1995. This increase was primarily due to a 56% increase in total subscribers to 144,100 at September 30, 1996 from 92,400 one year ago. Subscriber growth was attributed to the acquisition of subscribers from Broadcast Partners in May 1996 and the expansion of the sales force. On a per subscriber per month basis, operating revenue, (subscription, communication, additional services, and advertising revenues) increased to $59.77 and $58.46 for the third quarter and first nine months of 1996 compared to $57.13 and $54.42 for the same periods in 1995.

         Subscriptions:
                  The 56% growth in total subscribers and the continued attraction of subscribers to higher revenue services contributed to the 73% and 62% increases in subscription revenues for the third quarter and first nine months of 1996 over the same periods in 1995.

         Communication Services:
                  Communication revenue again showed steady growth with increases of 25% for the third quarter of 1996 over the same quarter in 1995 and 30% for the first nine months of 1996 compared to 1995. The DTNergy service that transmits refiners' prices and other communications to wholesalers was the main contributor to this increase.

         Advertising:
                  The increase in subscribers, due primarily to the acquisition of Broadcast Partners, contributed to the 107% and 45% increases in advertising revenue for the third quarter and first nine months of 1996 over 1995. The larger subscriber base is attractive to potential new advertisers who will now be able to reach over 144,100 subscribers.

         Service Initiation Fees:
                  Increased sales, due mainly to the efforts of the expanded sales force, were the primary reason for service initiation fees to increase 77% and 86% for the third quarter and first nine months of 1996 over the same periods in 1995.

Expenses:

         The acquisition of Broadcast Partners, the expansion of the sales force, increased service and support needs for the growing subscriber base and net development costs associated with the development of new services were responsible for total expenses for the third quarter of 1996 to increase 68% over the third quarter 1995. Total expenses increased 59% for the first nine months of 1996 compared to 1995.

         Selling, General and Administrative:
                  Selling, general and administrative expenses increased 50% for the third quarter of 1996 and 48% for the first nine months of 1996 over the same periods in 1995. This was primarily due to the 56% growth in total subscribers, a direct result of the acquisition and the continued investment in the development of new services. As a percent of revenue, these expenses decreased from 53% to 48% for the third quarters of 1995 and 1996 and decreased from 54% to 51% for the first nine months of 1995 and 1996.

         Sales Commissions:
                  Sales commissions increased for the third quarter and first nine months of 1996 compared to 1995 due to higher sales and increased revenues in the DTNergy service. DTNergy sales commissions are based on a combination of total subscribers and revenues.

         Depreciation and Amortization:
                  Growth in the equipment used by subscribers related to the acquisitions of Knight-Ridder Financial Commodity Center and Broadcast Partners subscribers coupled with the amortization of the goodwill from these acquisitions contributed to the increases in depreciation and amortization for the third quarter and first nine months of 1996 compared to the same periods in 1995. The amortization of the goodwill from the acquisitions discussed above was $1,277,900 and $2,335,300 for the third quarter of 1996 and first nine months of 1996, respectively.

          Net Developmental Costs:
                  As defined, "net developmental costs" include, 1) the costs of market research activities, 2) the expenses of hardware and software engineering, research and development and 3) the negative operating cash flow (prior to corporate allocations plus interest) of new services. These costs were $1,270,500 and $794,000 for the third quarters of 1996 and 1995, respectively. For the first nine months, these costs were $3,965,400 and $2,580,000 for 1996 and 1995. Net developmental costs is one measurement of the Company's investment in new services and technology.

Operating Cash Flow:

         Operating cash flow (operating income before depreciation and amortization expense) grew 91% for the third quarter of 1996 over 1995. For the first nine months, the growth was 67% for 1996 over 1995. As a percent of revenue, operating cash flow grew to 43% for the third quarter of 1996, up from 38% in 1995. As a percent of revenue, operating cash flow grew to 40% for the first nine months of 1996, up from 38% in 1995.

Interest Expense:

         Expanded borrowing requirements needed to fund purchases of equipment used by subscribers and the debt incurred to acquire subscribers from Knight-Ridder Financial Commodity Center and the assets of Broadcast Partners attributed to the increase in interest expense for both the third quarter and the first nine months of 1996 compared to the prior year period.

Income Tax (Benefit) Provision:

         The Company's effective income tax rate was approximately 21% and 33% for the third quarter and first nine months of 1996 compared with 36% for the same periods in 1995.

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

Item 6.           EXHIBITS AND REPORTS ON FORM 8-K:

                  (a) Exhibits - 11 - Statement re computation of per share earnings.
                  (b)      Reports on Form 8-K
                           None
                  (27)     Financial Data Schedule (Required)

SIGNATURE

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on it's behalf by the undersigned thereunto duly authorized.

                                    DATA TRANSMISSION NETWORK CORPORATION

                           By        /s/ Roger R. Brodersen
                                    -------------------------------------
                                    Roger R. Brodersen
                                    Chairman and CEO

                           By        /s/ Greg T. Sloma
                                    -------------------------------------
                                    Greg T. Sloma
                                    President and Chief Operating Officer

                           By        /s/ Brian L. Larson
                                    -------------------------------------
                                    Brian L. Larson
                                    V.P., CFO, Secretary and Treasurer

Dated this 14th day of November, 1996.