Form 10-K
period 1996-12-31
DATA TRANSMISSION NETWORK CORP
filed 1997-03-28
CIK 790498

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K



(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Fiscal Year Ended December 31, 1996.

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                         Commission file number 0-15405.

                      DATA TRANSMISSION NETWORK CORPORATION
             -------------------------------------------------------
              (Exact name of registrant as specified in its charter)


                    Delaware                    47-0669375
            ------------------------  ------------------------------
            (State of Incorporation)     (I.R.S. Employer ID Number)


         9110 West Dodge Road, Suite 200, Omaha, Nebraska   68114
         ------------------------------------------------  ---------
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

The aggregate market value of voting stock (based upon the "bid" price as quoted on NASDAQ) of the registrant held by non-affiliates on March 1, 1997 was approximately $203,000.000.

At March 1, 1997, the registrant had outstanding 11,063,020 shares of its common stock.

                             - Continued to Page 2 -

                       DOCUMENTS INCORPORATED BY REFERENCE

1. Portions of the Registrant's Annual Report to Stockholders for the fiscal year ended December 31, 1996 are incorporated by reference into Parts I, II, and IV.

2. Portions of the Registrant's definitive Proxy Statement filed for the Registrant's Annual Meeting of Stockholders to be held April 23, 1997, are incorporated by reference into Part III.

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

        In January, 1987, the company completed an initial public offering of common stock selling 698,085 shares at $5.40 per share (pre-stock split).

(b)     Financial Information About Industry Segments:

        Not Applicable

(c)     Narrative Description of Business:

        Data Transmission Network Corporation (DTN) began operations in April 1984. The Company is in the business of providing information and communication services. During 1996, DTN added several new services in the agriculture, weather and financial service lines. All of these services are discussed in this report. DTN services reach 145,900 subscribers throughout the U.S. and Canada.

        The Company's subscription services are targeted at niche business markets and designed to be timely (NEWS...NOT HISTORY), simple to use, and convenient. The Company's information distribution technology provides an efficient means of sending data and information from point to multi-point.

        The development of a cost-effective electronic satellite delivery system, plus a total commitment to customer service and information quality, has enabled the Company to become a major player in the communications industry. The Company continues to make large investments to develop and enhance its information distribution technology. These investments have allowed the Company to take advantage of many engineering and software advancements in an exciting and growing industry.
                                                         2

                       INFORMATION DISTRIBUTION TECHNOLOGY

        The Company is committed to research and develop information distribution technologies that cost effectively deliver the timely (NEWS...NOT HISTORY) information that the Company's subscribers demand. DTN supports several information distribution technologies allowing the distribution (transmission) and receiving (capture, manipulation and display) of information. These technologies include FM radio side-band channels (FM), small dish Ku-band satellite (Ku), Fax, Cable TV (by using the vertical blanking interval, or VBI), E-Mail and the Internet.

        The first technology used by the Company was FM radio side band. The Ku technology was added in 1989, providing the ability to reach customers outside the geographic territory of the signal of the FM stations. Fax, VBI, E-Mail and the Internet have since been added to further expand our distribution network.

        The Company provides all of the equipment necessary for subscribers to receive their service based on FM, Ku and VBI. This equipment includes a receiver, specifically built for the Company, a video monitor, a FM antenna or a small 30 Ku-band satellite dish. A keyboard, mouse and printer may be provided depending on the service. DTN is responsible for the normal maintenance and repair of the subscriber equipment.

        Prior to 1992, the Company utilized a "page-based" receiver and monochrome system. The monochrome system translates the Company's data stream into text and has the capability, depending on capacity, to receive and display from 126 to 246 different pages of information. The monochrome receiver has the capability to download information to a printer or computer.

        In 1992, the Company introduced the Advanced Communications Engine (ACE) receiver, a color graphics receiver system, that expanded the ability to provide information and communication services. This receiver has multiple processors that capture, manipulate and display high resolution color pictures, graphics and text. A separate processor provides the ability to play audio clips such as weather forecasts, voice advertisements or audio alarms which are used when a futures contract reaches a pre-set price. In addition, this processor may send and retrieve information by using an internal modem connected to a phone line.

        The ACE receiver also has the capability to download information to a printer or computer. This receiver is equipped with an internal hard drive that allows processed information to be stored, archived (versus frequent rebroadcasting) and displayed. The receivers built-in control panel, keyboard or mouse allows the subscribers to conveniently view this information.

        One of the unique aspects of the Company's information distribution technology is the computer software developed by the Company specifically for use with the DTN receivers. This software manages information from a wide array of input sources, runs routines, sets priorities and then initiates transmissions to the satellite. The software provides the capability to individually address each receiver unit placed with a subscriber, permitting the Company to transmit specific information to a specific subscriber or group of subscribers.

        The Company leases FM radio side-band channels, satellite channels and VBI space to deliver the information to the Company's receivers used by its subscribers. All information is up-linked from Omaha to satellite (except Internet, Fax and other telephone delivery technology) and down-linked from the satellite to the subscriber based on the distribution technology.

        The FM monochrome subscribers receive their information using an FM antenna that receives the information via the side-band signal transmitted from radio stations.

        On December 31, 1996, 15,600 subscribers were receiving the Company's services via FM distribution technology.

        The Ku subscribers utilize a 30" satellite dish, a direct down-link, to receive their information. On December 31, 1996, 128,000 subscribers were receiving the Company's services via Ku distribution technology.

        Early in 1994,  the  Company  began  using a new  cable TV  distribution technology involving vertical blanking intervals (VBI). The Company has contracted with a major cable TV superstation to transmit information along with the station's TV signal. This technology eliminates the need for an FM antenna or satellite dish and is available to businesses or residences that are wired for cable TV and receive the superstation's service. On December 31, 1996, 2,300 subscribers were receiving the Company's services by VBI distribution technology.

        The Company has approximately 10,500 Fax customers receiving information using Fax technology. The E-Mail business is primarily a subscriber (an E-Mail source) communicating specific messages to a group of subscribers. Currently, there are over 500 E-Mail sources delivering over 1,500 pages of information to subscribers daily. The Company began to deliver services on the Internet in 1995. The Company is currently offering services in the agriculture, produce and finance service lines and plans to continue researching this information distribution technology.
                                SERVICES OFFERED

        The  Company's  revenue  is derived  mainly  from five  categories:  (1)
monthly,   quarterly  or  annual  subscriptions,   (2)  optional  services,  (3)
communication services, (4) advertising and (5) service initiation fees.

        The percentage of total revenue for each category over the last three fiscal years was:

                                                    1996        1995        1994
                                                    ----        ----        ----
Subscriptions                                        76%         74%         73%
Optional services                                     6%          6%          8%
Communication services                                9%         11%         10%
Advertising                                           3%          3%          5%
Service Initiation Fees                               6%          6%          4%


         The subscription revenue is generated from monthly, quarterly or annual subscription fees for one of the Company's services. The Company offers a discount to subscribers who pre-pay their subscriptions annually. A more detailed review of each service is found later in this report.

         Optional services are offered to subscribers on an "a la carte basis", similar to premium channels on cable TV. The information for these services is primarily provided by a third party with DTN receiving a share of the subscription revenue paid by the subscriber. Optional services revenue continues to grow in total dollars and has maintained the level achieved in 1996 as a percentage of total revenue during this period of rapid subscriber and subscription revenue growth.

         The Company sells communication services that allow companies to cost-effectively communicate a large amount of timely (NEWS...NOT HISTORY) information to their customers or field offices. This category includes revenue generated from FAX and E-Mail services. Communication revenue has continued to grow in total dollars and management believes this area offers opportunities for future growth.

         The Company sells advertising space interspersed among the pages of news and information, similar to a newspaper or magazine. The advantage of an electronic advertisement over typical print media is the timely (NEWS...NOT HISTORY) delivery of the ad, as well as the ability to change the advertising message quickly and as frequently as market conditions dictate. Advertising revenue continues to grow in total dollars and has maintained the level achieved in 1996 as a percentage of total revenue during this period of rapid subscriber and subscription revenue growth.

         Service initiation fees are one-time charges for new subscriptions depending on the service and the information distribution technology. DTN also charges an initiation fee for those subscribers who convert to another service (ie: from a monochrome FM to a Ku color service).

DTN Agricultural Services

         The DTN Agricultural Services include DTN AgDaily, DTN ProSeries, DTN FarmDayta, DTNstant, DTNiron and DTN PROduce.

                                         1996            1995            1994
                                     -----------     -----------     -----------
Revenues                             $69,700,000     $45,000,000     $33,700,000
Subscribers at year end                  116,200          77,400          67,100

         New subscription are primarily sold by the Company's national sales force of employee district sales representatives, in-house sales staff, and independent, commission-only sales representatives. The Company obtains leads for the sales force through telemarketing, direct mail, print media advertising and customer referrals. The Company's management continues to analyze the markets in the U.S. and Canada to determine the optimum sales force necessary to cost-effectively maximize sales.
         The biggest competition to these services is the combination of printed advisory services, radio, television, telephone, other satellite information services, on-line services and the changing of old information gathering habits.
         DTN's agricultural subscribers have more than 150 optional services available to them. These services consist of advisory, informational and educational products. Additional services include newswire, association and free services. DTN subscribers are given the opportunity to tailor their DTN unit to their specific needs by choosing from a broad mix of "a la carte" services. DTN continues to develop new optional services to meet customer demands by listening closely to the marketplace.
         The Company markets these services through a combination of individual free trials, system-wide trials, on-screen advertising, direct mail, invoice stuffers, equipment stuffers and telemarketing. The total number of monthly subscriptions increased over 27% primarily due to these marketing campaigns. The increase in subscriptions fueled the impressive increase in optional services revenue. Optional service subscription prices range from $6 to $1,200 per quarter with the average subscription price of $60/quarter.
         In 1996, the agricultural related services sold over three million dollars in advertising space. The companies purchasing advertising are considered major players in the agriculture, ag chemicals, seeds, equipment and finance businesses. The color system capabilities, such as inter-activity and animation, continue to entice new advertisers. Advertising research in 1996 confirmed that DTN is an important player in the agriculture media field.

DTN AGDAILY SERVICES

         The DTN AgDaily Services are DTN AgDaily, DTN Pro Series and DTN FarmDayta. Approximately 80% of the services' subscribers are farmers or livestock producers with the balance consisting primarily of grain elevators, agribusinesses, and financial institutions. DTN AgDaily, Pro Series and FarmDayta subscribers farm nearly one third of the nation's total cropland and market more than 50% of the nation's cattle and hogs. Subscribers can be found throughout the U.S and Canada.

         DTN AgDaily management believes the trend toward consolidation into larger farms is expanding the market for agricultural information services. Also, the government's move toward fewer agricultural price supports and an open market system will support expansion of agricultural information services. This expansion should provide steady growth for DTN AgDaily, DTN Pro Series and DTN FarmDayta.

DTN AgDaily

SERVICE REVIEW
         The Company's first service, DTN AgDaily, is an agricultural market information, quote and weather service. Monochrome (FM and Ku) DTN AgDaily subscribers receive delayed commodity futures and options quotes; local cash grain and livestock prices; selected regional and world weather updates; and a variety of daily analysis, commentary and news that affect grain and livestock prices.
         The DTN AgDaily color graphics system includes an advanced weather segment with national and regional radar maps (updated every 15 minutes), infrared satellite cloud cover maps, precipitation, temperature, jet stream, surface wind and snow cover maps, and much more. The subscriber can custom design high resolution charts and/or select from a library that holds over 1,000 charts. Subscribers can custom program the futures quotes pages to display only the quotes they desire. The service also includes information segments for specific crop and livestock enterprises as well as general, business, sports and entertainment news.
         DTN AgDaily color service offers crop liability insurance and livestock profitability calculators by using the inter-activity feature that allows a subscriber to search a comprehensive database. This feature also allows subscribers to search an extensive seed catalog.
         The price of the monochrome FM service is currently $29 per month, $35 per month for monochrome Ku service and $52 per month for color Ku service.
         DTN offers services with advanced features bundled with DTN AgDaily called the DTN Pro Series. The DTN Pro Series services are also managed as a service within DTN AgDaily.

DTN Pro Series

SERVICE REVIEW
         The DTN Pro Series services are an advanced information source designed for agricultural subscribers who require more extensive information that can be customized for their specific needs and operations. The Pro Series includes five services: Weather Pro, News Pro, Chart Pro, Intraday Pro and Stock Pro.
         Weather Pro is the "meteorological connection" to the most complete array of current weather, forecast and satellite radar information. This service allows the subscriber to choose from over 70 new weather maps including detailed regional, state and zone forecasts. The Weather Pro service gives the subscriber 32 programmable pages to create their own unique weather information chapter.
         News Pro is the "broadcast connection" to the most timely (NEWS...NOT HISTORY) business, sports, entertainment, financial, and general news of the day. The service also provides an audio summary of the day's agricultural news. News Pro subscribers receive AP Online, a service of the Associated Press, as a news source.
         Chart Pro is the "graphic connection" bringing a variety of information to the screen in an organized format to allow the subscriber to analyze trends, patterns and cycles. This service includes 40 pages for programmable charts allowing the subscriber to create an extensive "chart book".
         Intraday Pro is the "trading connection" to the first low-cost system with the ability to chart market sessions minute-by-minute during the trading day. This service allows the subscriber to choose the time intervals they desire to chart and keep them abreast of the markets.

         Stock Pro is the "market connection" providing access to prices for over 50,000 issues of stocks, bonds and funds. This service includes stock quotes using either the quick quote feature or the programmable quotes pages. Additional features are the personal library used to store news and information and the high interest windows that allows the subscriber to constantly monitor up to six futures, options, stock or bond quotes.
         The Pro Series' enhanced functionality includes a high interest window that allows a user to view future or options quotes on any page, key word search that automatically searches the news story database for articles affecting the user's operation, a user custom segment that creates a customized segment with up to five of the user's favorite pages, and a personal library that serves as a customized archive segment.
         Each individual Pro Series service is currently priced at $62 per month except the Stock Pro which is currently priced at $66 a month. DTN Premier is the package of Weather Pro, News Pro, Chart Pro and Intraday Pro, currently priced at $79 per month. DTN Premier Plus is the package of DTN Premier and Stock Pro, currently priced at $82 a month. This service is available by color Ku-band satellite transmission.

DTN FarmDayta

SERVICE REVIEW
         DTN FarmDayta was the principle asset acquired from the Broadcast Partners acquisition in May 1996. The content of this service is very similar to DTN AgDaily. In fact, since its start in 1990, DTN FarmDayta was the primary competition for DTN AgDaily services. DTN FarmDayta is an agricultural market information, quote and weather service delivering delayed commodity futures and options quotes; local cash grain and livestock prices; selected regional and world weather updates; and a variety of daily analysis, commentary and news that affect grain and livestock prices.
         DTN FarmDayta Elite service is an advanced version of DTN FarmDayta and is similar in content to the DTN AgDaily service. Additional features include additional options quotes, charting, weather maps and a hard drive to store data in the receiver which is critical to maintaining storage of information during a power outage. DTN FarmDayta Elite Plus is an advanced service that includes the DTN FarmDayta Elite features and is similar in content to the DTN Pro Series. This service includes more advanced news (Reuters Headline News), quotes, weather (including motion and zoom capabilities) and programmable charts.
         DTN FarmDayta, and its enhanced versions DTN FarmDayta Elite and Elite Plus, are currently priced at $44, $52, and $62 a month, respectively. All these services are available by color Ku-band satellite transmission. The addition of DTN FarmDayta gives the Company a fully integrated agricultural service line with price entry points across a wide spectrum, expanding the marketing horizons for all DTN agricultural services.
         At the time of the acquisition, DTN FarmDayta had 39,000 agricultural subscribers. The Company does not plan to convert DTN FarmDayta equipment to DTN AgDaily equipment and currently maintains the DTN FarmDayta facilities, with nearly 100 employees, in Des Moines, Iowa.

DTNstant

SERVICE REVIEW
         DTNstant is a color  service  that  provides a selection  of  real-time futures and options quotes from the major commodity exchanges and headline commodity news from multiple sources such as the Associated Press, Futures World News and Knight Ridder. The service also provides market leading cash information, in-depth charting capabilities, plus all the information available on the DTN AgDaily color service. In addition, this service provides information for the energy, metals, softs (ie: orange juice, coffee, cocoa), transportation and lumber industries. There are no other services in the industry offering a more comprehensive news and information service.

         The primary subscribers are commercial grain companies and elevators, feedlots, commodity brokers and commodity speculators. Due to the character of this industry, the Company provides on-site service and installation by professional service technicians.
         DTNstant operates in a very competitive market with numerous national and regional providers of instant commodity quotes. This service is the leader in the satellite delivery of instant futures and options quotes.
         New subscriptions are primarily sold by the Company's national sales force which is supported by telemarketing and direct mail campaigns. This service is available by color Ku-band satellite transmission and is currently priced at $170 a month.

DTNiron

SERVICE REVIEW
         DTNiron is a color service providing a cost-effective communication resource for the farm implement industry. DTNiron is an equipment locator and inventory management service providing a communication tool for the farm implement dealers throughout the U.S and Canada. The service allows dealers of all makes of farm implements and equipment to work together to manage their inventory resulting in increased sales and profitability. This service provides valuable information on the national outlook for farm equipment sales.
         DTNiron provides detailed listings of farm implements and equipment for sale or needed by dealers. A listing stays on the system for a minimum of 30 days, renewable at the dealer's request. Subscribers receive industry news, financial information, economic indicators and information from the DTN AgDaily color service.
         The DTNiron service also includes listings of construction equipment, trucks, trailers and other equipment that is found in the agriculture industry. The service provides listings for implement and equipment parts, especially hard to find parts. In addition, the service sorts the listings by regions and provides hourly updates to keep the information as timely (NEWS...NOT HISTORY) as possible.
         This service is available by color Ku-band satellite transmission and is currently priced at $98 a month.

DTN PROduce

SERVICE REVIEW
        DTN PROduce is the authority in providing the produce industry with the most timely weather, produce prices, transportation data and news information available. There are four major components to the DTN PROduce service. First is weather information, providing the single most important piece of information for anyone in the produce business. Second is pricing information, providing immediate updates upon release formatted by commodity, growing area and terminal market. Third is transportation information, providing freight rates and daily truck availability by the major growing areas. Finally, the service provides comprehensive news including AP Online.
         DTN PROduce maintains a price discovery network, the DTNdex, that is the industry standard. Competition in this industry continues to focus on older technology, such as Fax machines.
         The market for this service is the entire produce food chain of growers, shippers, packers, brokers, retailers and institutions. This service is available via color Ku-band satellite and currently is priced at $88 per month.

DTN Weather Services

         The DTN Weather Center Services have expanded from DTN Weather Center into specific industry-related services including DTN Weather Center - Turf Manager, DTN Aviation Center and DTN Weather Center - Contractor Dayta.

                                                1996             1995       1994
                                          ----------       ----------       ----

Revenues                                  $5,600,000       $1,000,000       --
Subscribers at year end                        7,900            2,600       --

DTN WEATHER CENTER

SERVICE REVIEW
        DTN Weather Center is a comprehensive weather information system designed to meet the weather information needs of many industries. Markets specifically targeted by DTN Weather Center are golf courses, turf management, emergency management, state transportation departments, construction and aviation. DTN Weather Center has found a home in numerous other industries where timely (NEWS...NOT HISTORY), accurate and easily accessible weather information is a critical ingredient in operational planning and staffing decisions.
         DTN Weather Center services provide over 100 weather maps, 20 regional radar maps including NEXRAD radar and infrared satellite photos and six satellite maps. The services provide short-range (12-48 hours) forecasts, long-range (3-90 day) outlooks, and 10 day city forecasts for over 550 different cities in the U.S. and Canada. The services include a personal programmable segment, storing of maps in an "Archive Segment" and AP Online News is provided as an optional service.
         This DTN Weather Center service is available via color Ku-band satellite transmission and is currently priced at $72 per month.

DTN WEATHER CENTER TURF MANAGER

SERVICE REVIEW
         Turf Manager is available to those individuals and businesses involved in turf-related operations such as golf course, lawn maintenance, landscaping and sod farm. This service provides the news, weather and chemical information designed for turf management.
         Chemical and Pesticide Press Turf Index is a unique feature providing an information database of over 275 turf pesticides. Lightning Indicator Maps are updated hourly including the latest information on where lightning is striking. Evapotranspiration Tables provide regional evaporation rates for planning watering and chemical applications. ESPN Sports Ticker provides the current golf related stories and results from ESPN. AP ONLINE provides over 300 current news stories in four chapters: General, Business, Sports and Entertainment. The National Golf Course Directory is a database of the location, phone number, course pro, and course superintendent of any member course. This combination of features along with the weather information makes the Turf Manager a complete package.
         DTN Weather Center - Turf Manager is available via color Ku-band satellite transmission and is currently priced at $72 a month.

DTN AVIATION CENTER

SERVICE REVIEW
         DTN Aviation Center is a comprehensive aviation weather package specially designed for pilots, airports and Fixed Base Operators (FBO's). DTN Aviation Center supplies airports, pilots and FBO's with the comprehensive flight-plan information found on many premier "on-line" systems. This package includes U.S. and regional depiction maps, 24 hour low level significant weather prognosis, and U.S. region winds and temperatures aloft. Subscribers of DTN Aviation Center use it while speaking to flight services to help visualize the current weather conditions while they are making their flight plan. This service can also help determine alternate route destinations.
         Subscribers can choose the Level I service, which is designed for the local/regional flyers up to 18,000 feet, or the Level II service which is designed for pilots and airports flying nationally up to 45,000 feet. The Level II service also provides European flight information.

         DTN  Aviation   Center  is  available  via  color   Ku-band   satellite
transmission and is currently priced at $103/month for Level I and $152/month for Level II.

DTN WEATHER CENTER Contractor Dayta

SERVICE REVIEW
         The DTN Contractor Dayta service is designed to keep subscribers informed of all construction related news and industry information to assist them in maintaining a competitive advantage. This service provides all of the valuable weather information that comes with the DTN Weather Center and is necessary for making those important day-to-day business decisions.
         Industry specific information includes general information, association and industry information, construction news, bids and resources and the contractors exchange. In addition, subscribers receive sports scores and highlights and financial indicators.
         The DTN Contractor Dayta service in available via color Ku-band satellite transmission and is currently priced at $82 a month.

DTN Financial Services

         DTN Financial Services offers five services, DTN Wall Street, DTN SPECTRUM, DTN FirstRate, DTN GovRate and DTN Broker+. Subscribers to all DTN Financial Services have a variety of optional services from which to choose providing stock selection and timing advice, earnings estimates, fundamental stock market data, U.S. Treasury quotes and other financial market related services.

         DTN  Financial  Services  revenue grew 41% during  1996,  adding to its bullish 35% compounded revenue growth for the past 5 years. DTN Financial Services' objective is to provide a comprehensive in-depth service at an affordable cost to its subscribers. This objective will remain very important due to the highly competitive nature of this business. The "a la carte" optional services offered to subscribers give them an even larger variety of information. Contents of all DTN Financial Services are broader in scope and cost less than competitive services. This combination allows the services to continue maintaining a competitive advantage in its market niches.

                                  1996                1995                1994
                               -----------        -----------         ----------

Revenues                       $ 8,600,000         $6,100,000         $5,100,000
Subscribers at year end             11,300              9,600              8,800


DTN SPECTRUM

SERVICE REVIEW
         DTN SPECTRUM was released in November, 1995, and is an enhanced version of DTN Wall Street utilizing the ACE technology. The service provides many additional features and functions that appeal to a wider market. This service provides advanced quote selection and custom programming along with alarms, news search and charting capabilities.
         DTN SPECTRUM is being very well received by new subscribers and existing subscribers who are electing to "switch-up" to gain use of the advanced features of the service. DTN SPECTRUM subscription sales accounted for 54% of DTN Financial Services new subscription sales during 1996.
         An extension of DTN SPECTRUM is the DTN SPECTRUM R-T service. DTN SPECTRUM R-T marked the entry by DTN Financial Services into the real-time commodity quotes market during 1996. This service provides a mix of exchange-delayed quotes along with the subscriber's choice of real-time futures quotes. By year-end 1996, this higher revenue and higher margin service was generating 21% of the total DTN SPECTRUM subscription sales.

         DTN SPECTRUM and DTN SPECTRUM R-T are available on the color platform by Ku-band satellite transmission and are currently priced at $68 and $118 per month, respectively.

DTN Wall Street

SERVICE REVIEW
        DTN Wall Street provides exchange-delayed quotes on stocks, bonds, mutual and money market funds, futures, interest rates, currencies and real-time index quotes. This service also provides in-depth economic, financial and business news and other time-sensitive (NEWS...NOT HISTORY) financial market information such as company-specific news and earnings. This service allows subscribers to custom program the system to track their selection of financial quotes.
         The majority of subscribers to DTN Wall Street are individual investors, and the balance of subscribers are independent brokers, financial advisors and financial institutions. The primary competition for DTN Wall Street are satellite, TV cable (VBI), Internet and dial-up quote services.
         DTN Wall Street is available on the monochrome platform by Ku-band satellite and TV cable (VBI) transmission and is currently priced at $44 per month.

DTN FirstRate

SERVICE REVIEW
         DTN FirstRate is a service for the mortgage industry providing wholesale mortgage rates in an easy-to-use standard format and intra day interest rate information to indicate the direction of mortgage loan rates. This service also provides subscribers with snapshots of real-time rates from Fannie Mae and Freddie Mac plus other news, commentary and analysis for mortgage lenders.
          Sales for DTN FirstRate during 1996 remained slow. In October 1996, DTN FirstRate+ was made available on the ACE platform. This service, named DTN FirstRate+, provides many more useful features which are proving to be appreciated by new subscribers. Marketing for DTN FirstRate is now all being done by DTN Financial Services' institutional sales group which assists direct sales of this service by DTN's national sales force. We believe the availability of DTN FirstRate+ on the ACE platform and a more focused marketing effort will lead to higher sales in 1997.
         DTN FirstRate is available on the monochrome platform by Ku-band satellite or TV cable (VBI) transmission and is currently priced at $98 per month. DTN FirstRate+ is currently available on the ACE platform via Ku-band satellite transmission for $129 per month.

DTN GovRate

SERVICE REVIEW
         DTN GovRate provides executable U.S. government security quotes. These real-time prices are provided from a primary dealer, the former Discount Corporation of New York (DCNY), now operated as a division of Zions First National Bank. The Company views this service as an important development for financial institutions. DTN GovRate is providing opportunities for small to mid-size banks, public and corporate treasurers, and independent brokerage firms to participate in trading of U.S. government securities. Zions First National Bank facilitates this by offering odd lot trading and repurchase agreements.
         This service is currently available on the monochrome platform by Ku-band satellite or TV cable (VBI) transmission for $34.95 per month and is also currently available on the ACE platform by Ku-band satellite transmission for $68 per month.

DTN Broker+

SERVICE REVIEW
         DTN Broker+ is a modified version of DTN SPECTRUM with enhancements designed specifically to serve independent securities brokers and financial advisors. Marketing for DTN Broker+ is all done by DTN Financial Services' institutional sales group which assists direct sales of this service by DTN's national sales force.
         DTN Broker+ provides a comprehensive source of market data and time-sensitive, market moving news. It is a low cost alternative source of news and delayed market quotes in its targeted market niche.
         DTN Broker+ is available on the ACE platform by Ku-band satellite transmission and is currently priced at $73 per month. An extension of DTN Broker+, which provides real-time futures quotes, is currently offered for $123 per month on the ACE platform by Ku satellite transmission.

DTN Energy Services

         The energy related services include DTNergy for the refined fuels, natural gas industries and electric industries.

                                   1996               1995               1994
                                -----------        -----------        ----------

Revenues                        $12,200,000        $10,000,000        $7,200,000
Subscribers at year end               7,700              7,100             6,700

DTNERGY

SERVICE REVIEW
         DTNergy is a service providing pricing information and communication services for the petroleum industry. This service consists of several pages of delayed energy futures and options quotes plus selected news and financial information. DTNergy is designed to connect refiners (producers of refined fuels) to wholesalers (distributors of refined fuels). The refiner sends refined fuel prices to wholesalers they have authorized to receive this information. The refiner also has the capability to send terminal alerts, electronic funds transfer notifications, invoices, and other communications to the wholesaler. DTNergy subscribers can select from a variety of optional services to give them even more prices or news related to the petroleum industry.
         The strength of the DTNergy service is the ability to deliver, within seconds, accurate refiner terminal prices and other vital communications to the wholesalers. This service is more reliable, timely and less expensive than the competition, which utilize telephone delivered printer-only systems and FAX services.
         DTNergy generates revenue from two primary sources, the wholesaler and the refiner. Wholesalers currently pay a monthly subscription fee of $38.00 for the monochrome Ku-band satellite service. Refiners pay fees based on the number and length of communications sent to wholesalers.
         DTNergy also has an information service for the natural gas and electric industries. Subscribers receive instant or delayed NYMEX energy futures and options quotes, a comprehensive weather package and industry specific news and market information. This service is marketed to energy producers and generators, transporters, marketers, utilities and larger energy consumers. The service is available on color Ku-band satellite and is currently priced at $130 a month with 30-minute delayed quotes and $170 a month with real-time quotes.

DTN Auto Services

DTN AUTO

SERVICE REVIEW
         DTNauto is a communication and information service for the automobile industry. This service offers automobile dealers precision information to value trade-ins and locate used car inventory plus a host of other information and convenient features. Automobile auction companies and manufacturers are able to communicate directly with the dealers.
         DTNauto provides information on pre-auction automobile listings, results of past auctions, new and used car industry news, weather and other news. The service allows subscribers to perform searches of the auction listings, upcoming and past, for specific automobile information.
         The service offers a variety of optional services providing information on credit reporting (CREDCO), vehicle histories (CARFAX), warranty information (The Warranty Guide) and residual value of leased vehicles (Lease Guide). The CARFAX and CREDCO optional services extensively utilize the internal modem to send and receive information. These services create a more comprehensive information service that puts the subscriber in the drivers seat.
         This service is being marketed by the DTNauto sales force to automobile dealers across the United States. This service is available by color Ku-band satellite transmission and is currently priced at $98 per month.


Joint Venture Services

         DTN has joined  forces with other  companies to market  their  services
using  the  Company's   technology.   The  services  are  TracElectric  and  DAT
Transportation Terminal.


TracElectric

SERVICE REVIEW
        TracElectric is an equipment locator service for the electrical equipment industry. This service provides over 100 pages of new, remanufactured, surplus and used electrical equipment listings. The service connects buyers and sellers throughout the U.S. and Canada. This service is available by monochrome Ku-band satellite and DTN receives a percentage of the revenue.

DAT SERVICES

SERVICE REVIEW
        The DAT (Dial-A-Truck) Transportation Terminal (DAT) service, located in Beaverton, OR, is an information communication system for the trucking industry. The service provides load and truck matching performed on a database of 30,000 listings updated daily.
         DAT service allows subscribers to input their own listings into the ACE receiver and send this information to the database using the internal modem. This service provides the subscriber the ability to perform extensive searches to locate loads and trucks and set alarms to alert the user that a match has occurred. The service also provides regional radar maps of major highways and interstates, transportation news, diesel fuel prices and other financial information related to the trucking industry.
         The target market includes all freight brokers and carriers throughout U.S. and Canada. This service is available by color Ku-band satellite and DTN receives a monthly fee per receiver.

Employee Data

         At December 31, 1996 the company had approximately 840 full and part-time employees.

(d)      Financial Information about Foreign and Domestic Operations and Export
         Sales:

         Not applicable

ITEM 2. PROPERTIES.

         The company leases its executive and administrative offices in Omaha, Nebraska and has outside sales offices in Arizona, Florida, Illinois and Utah. Approximately 79,000 square feet of office space is leased for these offices for various periods up through May 2005. On May 3, 1996, the Company added approximately 19,000 square feet of office space located in Urbandale, Iowa, through the Broadcast Partners acquisition.

         In addition, the company leases three distribution centers for the purpose of storing and distributing the electronic equipment needed by subscribers to receive the company's services. The main distribution center is located in Omaha, Nebraska and occupies approximately 28,000 square feet. The company also serves its Canadian subscribers with a 2,500 square foot distribution center located in Winnipeg, Manitoba. Approximately 7,000 square feet, located in Urbandale, Iowa, was added to the Company's distribution center by way of the 1996 acquisition. The leases related to these distribution centers are for various periods up through December, 2003.

         The  information  set forth in  Footnote  10 "Leases" on page 32 of the
company's  1996  Annual  Report  to  Stockholders  is  incorporated   herein  by
reference.

ITEM 3. LEGAL PROCEEDINGS.

         The company is not a party to nor is its property subject to any material pending legal proceedings, other than ordinary routine litigation incidental to its business.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         No matter was submitted to a vote of the security holders of the company during the fourth quarter of the fiscal year ended December 31, 1996.

                      EXECUTIVE OFFICERS OF THE REGISTRANT

         Information on the current executive officers of the company is as follows:

                                                                     Year Joined
      Name                             Title                   Age   the Company
-------------------          -------------------------         ---   -----------

Roger R. Brodersen           Chairman of the Board and          51       1984
                              Chief Executive Officer

Greg T. Sloma                President and Chief                45       1993
                               Operating Officer

Robert S. Herman             Senior Vice President              44       1984
                             Research and Technology

Roger W. Wallace             Senior Vice President and          40       1984
                             Co-President, Ag Services

James J. Marquiss            Senior Vice President and          52       1986
                             Co-President, Ag Services

Charles R. Wood              Senior Vice President and          56       1989
                             President, Financial Services

Keith A. Cook                Vice President and                 58       1986
                             President, Auto Services

H. Wade German               Vice President,                    55       1992
                             Business Research

Brian L. Larson              Vice President, Chief Financial    36       1993
                             Officer, Secretary and Treasurer

Gordon R. Lundy              Vice President and                 58       1990
                             President, Energy Services

Charles E. McQuinn           Vice President and President,      56       1995
                                West Financial Services

James G. Payne               Vice President, Services Support   41          1990
                                and Special Projects

         The executive officers serve annual terms, and are elected by the board of directors at their annual board of directors meeting in April of each year.

                                     PART II

ITEM 5.           MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
                  STOCKHOLDER MATTERS.

         Information concerning the market for the company's common stock, the number of stockholders of record and the company's dividend history is on pages 33 and 34 of the company's 1996 Annual Report to Stockholders and is incorporated herein by reference.

         Over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not necessarily represent actual transactions.

         The company's most restrictive loan covenant restricts cash dividend payments to 27% of net income after taxes.

ITEM 6.           SELECTED FINANCIAL DATA.

         Selected financial data for the company is on page 16 of the company's 1996 Annual Report to Stockholders and is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         Management's discussion and analysis of financial condition and results of operations is on pages 17 through 21 of the company's 1996 Annual Report to Stockholders and is incorporated herein by reference.

ITEM 8.           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         The financial statements of the company, together with the Independent Auditors' Report, are on pages 23 through 32 of the company's 1996 Annual Report to Stockholders and are incorporated herein by reference.

         Supplementary quarterly financial information is on page 33 of the company's 1996 Annual Report to Stockholders and is incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None

                                    PART III

ITEM 10.          DIRECTORS OF THE REGISTRANT.

         Information concerning the present directors of the company and all persons nominated to become directors at the Annual Meeting of Stockholders of the company to be held April 23, 1997, is contained in the section captioned "Election of Directors" of the Proxy Statement for such annual meeting. Such section is on pages 2 through 3 of such Proxy Statement, and is incorporated herein by reference. Information concerning the registrant's executive officers is furnished in a separate item captioned "Executive Officers of the Company", included in Part I of this Form 10-K.

Compliance With Section 16(a) Of The Exchange Act

        Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires the Company's directors, executive officers and holders of more than 10% of the Company's common stock to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company. The Company believes that during the fiscal year ended December 31, 1996, its executive officers, directors and holders of more than 10% of the Company's common stock complied with all Section 16(a) filing requirements, with the following exception. James J. Marquiss, an officer, filed one late Form 4 for the month of November 1996 with respect to a single transaction involving shares of the Company's Common Stock sold by him during such month. In making these statements, the Company has relied solely upon a review of Forms 3 and 4 furnished to the Company during its most recent fiscal year, Forms 5 furnished to the Company with respect to its most recent fiscal year, and written representations from reporting persons that no Form 5 was required.

ITEM 11.       EXECUTIVE COMPENSATION.

        Information concerning executive compensation paid by the company is contained in the sections captioned "Executive Compensation" and "Compensation Committee Report on Executive Compensation" on pages 6 through 11 of the Proxy Statement for the Annual Meeting of Stockholders of the company to be held April 23, 1997, and is incorporated herein by reference.

ITEM 12.       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
               MANAGEMENT.

        Information concerning the ownership of equity securities of the company by certain beneficial owners and management is contained in the sections captioned "Ownership By Certain Beneficial Owners" and "Election of Directors" on pages 2 through 6 of the Proxy Statement for the Annual Meeting of Stockholders of the company to be held April 23, 1997, and is incorporated herein by reference.

ITEM 13.       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

        Information concerning transactions with management and others and indebtedness of management is contained in the section captioned "Transactions with Management" on page 14 of the Proxy Statement for the Annual Meeting of Stockholders of the company to be held April 23, 1997 and is incorporated herein by reference.

                                                      PART IV

ITEM 14.       EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS
               ON FORM 8-K.

(A)     1.  Financial Statements:

        The Registrant's financial statements, together with the Independent Auditors' Report, are incorporated herein by reference to the 1996 Annual Report to Stockholders, pages 23 through 32. With the exception of the aforementioned information and the information incorporated by reference into Items 2,5,6,7 and 8 of this report, the Annual Report to Stockholders for the year ended December 31, 1996, is not to be deemed filed as a part of this report. The supplemental financial information listed below should be read in conjunction with the financial statements in the Annual Report to Stockholders for the year ended December 31, 1996.

(A)     2.     Financial Statement Schedule:                                Page

               Auditors' Report on Financial Statement Schedule               24

               Schedule
                Number                       Description of Schedule
                  II              Valuation and Qualifying Accounts           27

All other schedules are omitted because they are not applicable or not required, or because the required information is included in the financial statements or notes thereto.

(B)     Reports on Form 8-K:

        1. The Registrant filed a report on 8-K dated May 16, 1996 related to the Asset Acquisition of Broadcast partners on May 3, 1996. The Asset Purchase and Sale Agreement was filed as Exhibit 2.1 of this filing.

        2. The Registrant filed a report on 8-K/A dated June 20, 1996 which amends Item 7 of the Form 8-K filed on May 16, 1996.

No reports on Form 8-K were filed by the Registrant during the fourth quarter of the year ended December 31, 1996.

(C)            Exhibits:

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

                         (b) Certificate of Incorporation of Registrant. (This document is filed as an exhibit to the Registrant's Regis-tration Statement on Form S-1 as filed December 4, 1987.)

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

                         (e) First Amendment to Registrant's Employee Stock Option Plan of 1989 (amends Exhibit 10(b)).

                         (f) First Amendment to Registrant's Non-employee Directors Stock Option Plan (amends Exhibit 10
                                  (c)).
               (These documents are included as exhibits to the Registrant's Proxy Statement for the Annual Meeting of Stockholders held on April 27, 1990.)

                         (g) Second Amendment to Registrant's Employee Stock Option Plan of 1989 (amends Exhibit 10
                                  (b)).

                         (h) Second Amendment to Registrant's Non-employee Directors Stock Option Plan (amends Exhibit 10
                                  (c)).
               (These documents are included as exhibits to the Registrant's Proxy Statement for the Annual Meeting of Stockholders held on April 24, 1991.)

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

                         (k)      Independent   Sales  Representative  Agreement
                                  dated March 28, 1990 between the Registrant and Phil Huston.

                         (l) First Amendment dated March 1, 1991 to Inde-pendent Sales Representative Agreement dated March 28, 1990 between Registrant and Phil Huston.

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

                         (aj) First Amendment to Senior Subordinated Notes and Warrant Purchase Agreement dated June 30, 1994 between Registrant and Equitable Capital Private Income and Equity Partnership II, L.P.
               (These documents are included as exhibits to the Registrant's Annual Report on Form 10-K as filed March 22, 1996).

                         (ak) Independent Sales Representative Agreement dated September 1, 1996, between Registrant, Huston, Inc., and Phil Huston.

                         (al) Second Amendment to the lease agreement dated May 2, 1995, between the Registrant and The Prudential Insurance Company of America.

                         (am) Third Amendment to the lease agreement dated May 2, 1995, between the Registrant and The Prudential Insurance Company of America.

                         (an) Fourth Amendment to the lease agreement dated May 2, 1995, between the Registrant and LAFP-SF, Inc., successors in interest to The Prudential Insurance Company of America.

                         (ao)     Revolving  Credit   Agreement  dated  June 28,
                                  1996, between the Registrant and a group of banks.

                         (ap)     First   Amendment  to  the  Revolving   Credit
                                  Agreement dated June 28, 1996, between the Registrant and a group of banks.

                         (aq)     Second   Amendment  to  the  Revolving  Credit
                                  Agreement dated June 28, 1996, between the Registrant and a group of banks.

                         (ar) Term Credit Agreement dated May 3, 1996, between the Registrant and a group of banks.
                         (as) First Amendment to the Term Credit Agreement dated May 3, 1996, between the Registrant and a group of banks.

                         (at) Second Amendment to the Term Credit Agreement dated May 3, 1996, between the Registrant and a group of banks.

                         (au) Third Amendment to the Term Credit Agreement dated May 3, 1996, between the Registrant and a group of banks.

                         (av) Restated Security Agreement dated May 3, 1996, between the Registrant and a group of banks.

                         (aw)     First  Amendment  to  the  Restated   Security
                                  Agreement dated May 3, 1996, between the Registrant and a group of banks.

                         (ax) Second Amendment to the Restated Security Agreement dated May 3, 1996, between the Registrant and a group of banks.

                         (ay)     Third  Amendment  to  the  Restated   Security
                                  Agreement dated May 3, 1996, between the Registrant and a group of banks.

                         (az) Second Amendment to the Senior Subordinated Notes and Warrant Purchase Agreement dated June 30, 1994, between the Registrant and Equitable Capital Private Income and Equity Partnership II, L.P.

               (11)      Statement re computation of income per share.
               (12)      Not applicable.
               (13)      Registrant's 1996 Annual Report to Stockholders.
                         (This document is hereby incorporated by reference.)
               (16)      None.
               (18)      None.
               (21)      None.
               (22)      None.
               (23)      Consent of Deloitte & Touche LLP.
               (24)      None.
               (27)      Financial Data Schedule.
               (28)      None.
               (99) Proxy Statement for the Annual Meeting of Stockholders of the Registrant to be held April 23, 1997.
                         (This document is hereby incorporated by reference.)

                                   SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Data Transmission Network Corporation,
a Delaware Corporation


By:     /s/ Roger R. Brodersen
        Roger R. Brodersen
        Chief Executive Officer

Dated March 27, 1997.

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


By:     /s/ Roger R. Brodersen                                    March 27, 1997
        ------------------------------
        Roger R. Brodersen, Chairman of the
        Board, Chief Executive Officer
        and Director


By:     /s/ Greg T. Sloma                                         March 27, 1997
        ------------------------------
        Greg T. Sloma, President and
        Chief Operating Officer
        and Director


By:     /s/ Roger W. Wallace                                      March 27, 1997
        ------------------------------
        Roger W. Wallace, Senior Vice
        President, Co-President-Ag
        Services and Director


By:     /s/ Robert S. Herman                                      March 27, 1997
        ------------------------------
        Robert S. Herman, Senior Vice
        President and Director


By:     /s/ Brian L. Larson                                       March 27, 1997
        ------------------------------
        Brian L. Larson, Vice President,
        Chief Financial Officer,
        Secretary and Treasurer


By:     /s/ David K. Karnes                                       March 27, 1997
        ------------------------------
        David K. Karnes, Director


By:     /s/ J. Michael Parks                                      March 27, 1997
        ------------------------------
        J. Michael Parks, Director


By:     /s/ Jay E. Ricks                                          March 27, 1997
        ------------------------------
        Jay E. Ricks, Director

INDEPENDENT AUDITORS' REPORT



Board of Directors and Stockholders
Data Transmission Network Corporation
Omaha, Nebraska




We have audited the financial statements of Data Transmission Network Corporation as of December 31, 1996 and 1995, and for each of the three years in the period ended December 31, 1996 and have issued our report thereon dated January 31, 1997; such financial statements and report are included in the 1996 Annual Report to Stockholders and are incorporated herein by reference. Our audits also included the financial statement schedule of Data Transmission Network Corporation, listed in Item 14(a)2. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.






DELOITTE & TOUCHE LLP


Omaha, Nebraska
January 31, 1997
                                                        24

                                                                     Schedule II

                      DATA TRANSMISSION NETWORK CORPORATION

                        VALUATION AND QUALIFYING ACCOUNTS

                  YEARS ENDED DECEMBER 31, 1996, 1995, AND 1994

                                 Balance at               Charged to              Balance at
                                 Beginning   Charged to     Other                     End
Description                      of Period   Expenses      Accounts   Deductions   of Period
-----------------------------    ---------   ----------   ----------  ----------  ----------

Allowance for doubtful
 accounts:

Year ended December 31, 1996:    $300,000    $672,000         -        $452,000    $520,000

Year ended December 31, 1995:    $220,000    $358,000         -        $278,000    $300,000

Year ended December 31, 1994:    $180,000    $283,000         -        $243,000    $220,000

                                                        25


                                                                      EXHIBIT 11


DATA TRANSMISSION NETWORK CORPORATION


COMPUTATION OF INCOME(LOSS) PER SHARE




                                            Year Ended December 31,
                                       ---------------------------------------
                                        1996            1995            1994
                                       ------------  ------------   -----------
Primary

Computation of income (loss) per
 common and common equivalent share:

Net income (loss)                      ($  958,306)  ($  283,076)   ($1,602,738)
                                       ============  ============   ============


Average shares outstanding              10,657,893     9,908,592      9,760,200


Add shares applicable to stock
 options and warrants (1)

Add shares  applicable to stock
 options & warrants  prior to
 conversion,  using average market
 price prior to conversion(1)
                                       ------------  ------------   ------------

Total shares                            10,657,893     9,908,592      9,760,200
                                       ============  ============    ===========


Per common share:
Net income (loss)                           ($0.09)       ($0.03)         $0.16)
                                       ============  ============    ===========

-------------------------------------------------------------------------------

(1) Shares applicable to warrants and stock options are antidilutive for the period ended December 31, 1996, 1995 and 1994, and thus, are excluded from the calculation of net loss per common share.


                                                               EXHIBIT 11 - Pg 2
DATA TRANSMISSION NETWORK CORPORATION


COMPUTATION OF INCOME(LOSS) PER SHARE




                                                 Year Ended December 31,
                                       ----------------------------------------
                                           1996         1995            1994
                                       ------------  ------------   -----------
Fully Dilutive

Computation of income (loss) per
 common and common equivalent share:

Net income (loss)                      ($  958,306)  ($  283,076)   ($1,602,738)
                                       ============  ============   ============


Average shares outstanding              10,657,893     9,908,592      9,760,200

Add shares applicable to stock
 options and warrants (1)

Add shares  applicable to stock
 options & warrants  prior to
 conversion, using average market
 price prior to conversion(1)
                                       ------------  ------------   ------------

Total shares                            10,657,893     9,908,592      9,760,200
                                       ============  ============    ===========


Per common share:
Net income (loss)                           ($0.09)       ($0.03)        ($0.16)
                                       ============  ============    ===========
------------------------------------------------------------------------------

(1) Shares applicable to warrants and stock options are antidilutive for the period ended December 31, 1996, 1995 and 1994, and thus, are excluded from the calculation of net loss per common share.

                                                                      Exhibit 23



INDEPENDENT AUDITORS' CONSENT








We consent to the incorporation by reference in Registration Statements No. 33-50406 and No. 33-50412 of Data Transmission Network Corporation on Forms S-8 of our reports dated January 31, 1997, appearing in this Annual Report on Form 10-K of Data Transmission Network Corporation for the year ended December 31, 1996.





DELOITTE & TOUCHE LLP


Omaha, Nebraska
January 31, 1997


                                                   EXHIBIT INDEX
Exhibit                                                                                                    Page
Number                                  Item                                                              Number
-------                                 ----                                                              ------
 3.(a)         Certificate of Incorporation of Registrant                                                   *
 3.(b)         By-Laws of Registrant                                                                        *
 4.(a)         Specimen certificate representing shares of common stock,                                    *
               $.001 par value, of Registrant
 4.(b)         Certificate of Incorporation of Registrant                                                   *
10.(a)         Lease Agreement between the Registrant and Embassy Plaza                                     *
               Limited Partnership
10.(b)         Registrant's Stock Option Plan of 1989                                                       *
10.(c)         Registrant's Non-Employee Directors Stock Option Plan                                        *
10.(d)         Form of indemnification agreement between the Registrant                                     *
               and the Officers and Directors of the Registrant
10.(e)         First Amendment to Registrant's Stock Option Plan of 1989                                    *
10.(f)         First Amendment to Registrant's Non-Employee Directors                                       *
               Stock Option Plan
10.(g)         Second Amendment to Registrant's Stock Option Plan of 1989                                   *
10.(h)         Second Amendment to Registrant's Non-Employee Directors                                      *
               Stock Option Plan
10.(i)         Loan  Agreement  dated  October 9, 1992                                                      *
10.(j)         First  Amendment  to Loan Agreement  dated  October  9,  1992                                *
10.(k)         Independent  Sales  Representative Agreement with Phil                                       *
               Huston dated March 28, 1990
10.(l)         First Amendment dated March 1, 1991 to Independent Sales                                     *
               Representative Agreement with Phil Huston
10.(m)         Amendment to Independent Sales Representative Agreement                                      *
               with Phil Huston
10.(n)         Third Amendment to Registrant's Stock Option Plan of 1989                                    *
10.(o)         Third Amendment to Registrant's Non-Employee Directors                                       *
               Stock Option Plan
10.(p)         Fourth Amendment to Registrant's Stock Option Plan of 1989                                   *
10.(q)         Fourth Amendment to Registrant's Non-Employee Directors                                      *
               Stock Option Plan
10.(r)         Restated Loan Agreement dated November 8, 1993                                               *
10.(s)         Restated  Security Agreement dated November 8, 1993                                          *
10.(t)         Restated and amended  Non-Employee  Directors Stock Option Plan                              *
10.(u)         First Amendment to Restated Loan Agreement dated November 8, 1993                            *
10.(v)         Second Amendment to Restated Loan Agreement dated November 8, 1993                           *
10.(w)         Third Amendment to Restated Loan Agreement dated November 8, 1993                            *
10.(x)         Fourth Amendment to Restated Loan Agreement dated November 8, 1993                           *
10.(y)         Lease agreement with The Prudential Insurance Company of America                             *
               dated August 30, 1994
10.(z)         First amendment to Lease Agreement dated August 30, 1994                                     *
10.(aa)        Senior Subordinated Note between Registrant and The Prudentiaal Insurance                    *
               Company of America dated June 30, 1994
10.(ab)        Fifth Amendment to the Restated Loan Agreement dated November 8, 1993                        *
10.(ac)        Sixth Amendment to the Restated Loan Agreement dated November 8, 1993                        *
10.(ad)        Lease agreement with The Prudential Insuance Company of America                              *
               dated May 2, 1995

10.(ae)        First Amendment to Lease Agreeement dated May 2, 1995                                        *
10.(af)        Restated Loan Agreement dated June 29, 1995                                                  *
10.(ag)        Purchase Agreement with Knight-Ridder Financial dated July 13, 1995                          *
10.(ah)        Adjustment to Indenpendent Sales Representative Agreement dated March 28, 1995               *
               with Phil Huston
10.(ai)        Senior Subordinated Notes and Warrant Purchase Agreement dated June 30, 1994                 *
10.(aj)        First Amendment to Senior Subordinated Notes and Warrant Purchase Agreement dated            *
               June 30, 1994
10.(ak)        Independent Sales Representative Agreement dated September 1, 1996                           1
10.(al)        Second Amendment to Lease Agreement dated May 2, 1995                                       13
10.(am)        Third Amendment to Lease Agreement dated May 2, 1995                                        19
10.(an)        Fourth Amendment to Lease Agreement dated May 2, 1995                                       21
10.(ao)        Revolving Credit Agreement dated June 28, 1996                                              25
10.(ap)        First Amendment to the Revolving Credit Agreement dated June 28, 1996                       76
10.(aq)        Second Amendment to the Revolving Credit Agreement dated June 28, 1996                      89
10.(ar)        Term Credit Agreement dated May 3, 1996                                                    105
10.(as)        First Amendement to the Term Credit Agreement dated May 3, 1996                            153
10.(at)        Second Amendment to the Term Credit Agreement dated May 3, 1996                            177
10.(au)        Third Amendment to the Term Credit Agreement dated May 3, 1996                             190
10.(av)        Restated Security Agreement dated May 3, 1996                                              202
10.(aw)        First Amendment to the Restated Security Agreement dated May 3, 1996                       220
10.(ax)        Second Amendment to the Restated Security Agreement dated May 3, 1996                      224
10.(ay)        Third Amendment to the Restated Security Agreement dated May 3, 1996                       226
10.(az)        Second Amendment to the Senior Subordinated Notes and Warranct Purchase Agreement dated    230
               June 30, 1994
11.            Statement re computation of income per share                                               233
13.            Registrant's 1995 Annual Report to Stockholders                                            235
23.            Consent of Deloitte & Touche  LLP                                                          279
27.            Financial Data Schedule for year ended 12/31/96                                            280
99.            Proxy Statement for the Annual Meeting of Stockholders                                     281
               of the Registrant to be held April 23, 1997

* - These documents have been incorporated by reference as indicated in Item 14(a) (3).