Form 10-Q
period 1997-03-31
DATA TRANSMISSION NETWORK CORP
filed 1997-05-15
CIK 790498

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


                   Quarterly Report under Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934


For Quarter Ended      March 31, 1997
                       ---------------------------------------------------------
Commission File Number 0-15405
                       ---------------------------------------------------------


                      Data Transmission Network Corporation
              ----------------------------------------------------
             (Exact name of registrant as specified in its charter)


                 Delaware                            47-0669375
          -----------------------            --------------------------
          (State of Incorporation)           (I.R.S. Employer ID Number)


9110 West Dodge Road, Suite 200, Omaha, Nebraska                        68114
------------------------------------------------                     -----------
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


                   Yes   X                            No
                      ------                            ------


Number of shares of common stock outstanding as of May 15, 1997...11,089,052.


------------------------------------------------------------------------------------------------------------------------------------
                               FINANCIAL STATEMENTS
------------------------------------------------------------------------------------------------------------------------------------
BALANCE SHEETS
------------------------------------------------------------------------------------------------------------------------------------
Unaudited                                                                                   March 31, 1997         December 31, 1996
------------------------------------------------------------------------------------------------------------------------------------
ASSETS

Current Assets
 Cash                                                                                       $     890,397             $     708,053
 Accounts receivable, net of allowance for
  doubtful accounts of $520,000                                                                 6,423,759                 9,653,766
 Prepaid expenses                                                                                 665,935                   583,985
 Deferred commission expense                                                                    3,007,614                 2,807,330
                                                                                            -------------             -------------
    Total Current Assets                                                                       10,987,705                13,753,134

Property and Equipment
 Equipment Used By Subscribers                                                                207,475,852               203,310,661
 Equipment and Leasehold Improvements                                                          20,463,506                19,702,330
                                                                                            -------------             -------------
                                                                                              227,939,358               223,012,991
 Less: Accumulated Depreciation                                                               107,488,846                98,564,288
                                                                                            -------------             -------------
  Net Property and Equipment                                                                  120,450,512               124,448,703

Intangible Assets From Acquisitions, net of accumulated
  amortization of $5,204,199 and $3,871,956                                                    39,710,617                36,517,799

Other Assets                                                                                    2,816,501                 3,010,126
                                                                                            -------------             -------------
                                                                                            $ 173,965,335             $ 177,729,762
------------------------------------------------------------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
 Accounts payable                                                                           $   6,823,707             $   7,485,517
 Accrued expenses                                                                               7,221,009                 5,923,628
 Current portion of long-term debt                                                             24,331,666                15,092,083
                                                                                            -------------             -------------
   Total Current Liabilities                                                                   38,376,382                28,501,228

Long-Term Debt                                                                                 69,585,832                83,184,373
Subordinated Long-Term Notes, net of unamortized
 discount of $416,705 and $436,550                                                             14,583,295                14,563,450
Equipment Deposits                                                                                509,043                   515,142
Unearned Revenue                                                                               21,911,940                22,675,280

Stockholders' Equity
 Common stock, par value $.001, authorized
  20,000,000 shares, issued 11,074,224                                                             11,074                    11,074
 Paid-in capital                                                                               30,025,990                30,025,990
 Retained earnings (deficit)                                                                   (1,017,589)               (1,404,602)
 Treasury stock, at cost, 2,567 and 45,919 shares                                                 (20,632)                 (342,173)
                                                                                            -------------             -------------
   Total Stockholders' Equity                                                                  28,998,843                28,290,289
                                                                                            -------------             -------------
                                                                                            $ 173,965,335             $ 177,729,762
------------------------------------------------------------------------------------------------------------------------------------

See notes to interim financial statements.


------------------------------------------------------------------------------------------------------------------------------------
STATEMENTS OF OPERATIONS
------------------------------------------------------------------------------------------------------------------------------------
                                                                                                             Quarter Ended
Unaudited                                                                                            March 31, 1997  March 31, 1996
------------------------------------------------------------------------------------------------------------------------------------

REVENUES

 Subscriptions                                                                                         $ 23,109,539    $ 14,084,778

 Additional services                                                                                      1,638,786       1,140,724

 Communication services                                                                                   2,313,358       1,999,112

 Advertising                                                                                              1,176,732         668,967

 Service initiation fees                                                                                  1,228,458       1,219,436
                                                                                                       ------------    ------------

                                                                                                         29,466,873      19,113,017
EXPENSES

 Selling, general and administrative                                                                     13,992,613      10,702,963

Sales commissions                                                                                         2,333,055       1,907,571

 Depreciation and amortization                                                                           10,211,971       5,745,528
                                                                                                       ------------    ------------
                                                                                                         26,537,639      18,356,062
                                                                                                       ------------    ------------
OPERATING INCOME                                                                                          2,929,234         756,955

 Interest expense                                                                                         2,394,864       1,345,245

 Other income, net                                                                                           32,249          30,299
                                                                                                       ------------    ------------

INCOME (LOSS) BEFORE INCOME TAXES                                                                           566,619        (557,991)

 Income tax (benefit) provision                                                                             205,000        (201,000)
                                                                                                       ------------    ------------

NET INCOME (LOSS)                                                                                      $    361,619    $   (356,991)
------------------------------------------------------------------------------------------------------------------------------------
EARNINGS (LOSS) PER SHARE                                                                              $       0.03    $      (0.04)
------------------------------------------------------------------------------------------------------------------------------------
Weighted Average Number of Shares
 Outstanding                                                                                             12,014,402       9,970,845
------------------------------------------------------------------------------------------------------------------------------------

See notes to interim financial statements.

------------------------------------------------------------------------------------------------------------------------------------
STATEMENTS OF CASH FLOWS
------------------------------------------------------------------------------------------------------------------------------------
                                                                                                            Quarter Ended
Unaudited                                                                                            March 31, 1997  March 31, 1996
------------------------------------------------------------------------------------------------------------------------------------



Cash Flows From Operating Activities
 Net income (loss)                                                                                      $    361,619   $   (356,991)
 Adjustments to reconcile net income (loss)
  to net cash provided by operating activities:
 Depreciation and amortization                                                                            10,211,971      5,745,528
 Amortization of debt issue costs and discount                                                                36,970         32,190
 Deferred income taxes                                                                                       176,500       (205,500)
 Change in assets and liabilities:
    Accounts receivable                                                                                    1,927,097        399,234
    Prepaid expenses                                                                                         (20,426)      (270,743)
    Deferred commission expense                                                                             (105,111)      (428,775)
    Accounts payable                                                                                        (144,394)      (167,473)
    Accrued expenses                                                                                         146,374        264,211
    Equipment deposits                                                                                        (6,099)       (12,402)
    Unearned revenue                                                                                       1,461,660        762,621
                                                                                                        ------------   -------------

   Net Cash Provided By Operating Activities                                                              14,046,161      5,761,900

Cash Flows From Investing Activities
 Capital expenditures:
    Equipment used by subscribers                                                                         (4,326,454)    (9,217,459)
    Equipment and leasehold improvements                                                                    (571,747)    (1,808,088)
    Acquisition of Subscribers                                                                            (4,953,593)            --
                                                                                                        ------------   -------------

   Net Cash Used By Investing Activities                                                                  (9,851,794)   (11,025,547)

Cash Flows From Financing Activities
 Proceeds (payments) from revolving credit agreement                                                        (500,000)     6,750,000
 Principal payments on long-term debt                                                                     (3,858,959)    (2,296,875)
 Proceeds from the exercise of stock options                                                                 346,936        240,686
                                                                                                        ------------   -------------

   Net Cash Provided (Used) By Financing Activities                                                       (4,012,023)      4,693,811
                                                                                                        ------------   -------------

Net Increase (Decrease) in Cash                                                                              182,344       (569,836)

Cash at Beginning of Period                                                                                  708,053        780,018
                                                                                                        ------------   -------------

Cash at End of Period                                                                                   $    890,397   $    210,182
                                                                                                        ============   =============
------------------------------------------------------------------------------------------------------------------------------------

See notes to interim financial statements.

                      NOTES TO INTERIM FINANCIAL STATEMENTS

1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

                  The information furnished herein relating to interim periods has not been audited by independent Certified Public Accountants. The interim financial information in this report reflects any adjustments which are, in the opinion of management, necessary for a fair statement of results for the interim periods presented in accordance with generally accepted accounting principles. All such adjustments are of a normal recurring nature. The accounting policies followed by the Company, and additional footnotes, are set forth in the audited financial statements included in the Company's 1996 Annual Report, which report was incorporated by reference in Form 10-K for the fiscal period ended December 31, 1996. The results of operations for the three months ended March 31, 1997 and 1996 are not necessarily indicative of the results to be expected for the full year.

2.       EARNINGS (LOSS) PER SHARE

                  Earnings (loss) per share is calculated on the basis of the weighted average outstanding common shares and, when applicable, those outstanding options and warrants that are dilutive. All share and per share data, for all periods presented, have been adjusted to reflect a three-for-one stock split effectuated on June 28, 1996, for shares of record on June 14, 1996.

3.       ACCOUNTING PRONOUNCEMENT

                   In February 1997, the Financial Accounting Standards Board issued SFAS No. 128, Earnings Per Share which specifies the computation, presentation and disclosure requirements for earnings per share. The objective of the statement is to simplify the computation of earnings per share. The impact on the Company's earning per share is not materially different than earnings per share determined in accordance with current guidance. SFAS No. 128 is applicable for fiscal years ending after December 15, 1997.

4.       ACQUISITIONS

         BROADCAST PARTNERS
                  Effective May 3, 1996, the Company closed on an "Asset Acquisition" of Broadcast Partners, an information provider primarily in the agricultural industry. The Company acquired substantially all the assets of Broadcast Partners for $63.5 million and the assumption of certain current liabilities of approximately $9.8 million. In the acquisition, the Company received 39,000 agricultural subscribers. Also included was approximately $38.2 million of equipment which is being depreciated using the straight-line method over five years. In addition, an intangible asset (goodwill) of approximately $35 million was capitalized and is being amortized using the straight-line method over eight years.

                  Unaudited pro forma revenue, net loss and net loss per share of the Company and Broadcast Partners, for the three months ended March 31, 1996, as though the acquisition had occurred at the beginning of the period would have been: $25,264,024, ($646,092) and ($0.06), respectively.

         MARKET QUOTERS, NORTHERN DATA & MARKET COMMUNICATIONS GROUP
                  During the first quarter of 1997, the Company acquired 2,900 real-time commodity subscribers through two separate acquisitions. Approximately 500 of the subscribers were acquired from Market Quoters and Northern Data Services for $750,000. The remaining 2,400 subscribers were acquired from Market Communications Group, LLC (MCG), a joint venture between Reuters America Inc., and Farmland Industries, Inc.. The Company paid $3.6 million cash for the 2,400 subscribers, certain assets and certain assumed associated liabilities. In total, approximately $4.5 million was capitalized as intangible assets (goodwill) and is being amortized using the straight line method over eight years. Also important with the MCG acquisition was the acquisition of the preferred rights to distribute relevant Reuters real-time news and information to the commodities, energy and metals markets.

5.       LONG-TERM DEBT AND LOAN AGREEMENTS


                                    March 31, 1997             December 31, 1996
Revolving Credit Agreement
         Revolving credit line        $         0                 $38,500,000

         Term notes                    47,072,915                  10,786,456

Term Credit Agreement
         Term notes                    46,469,583                  48,490,000

Stock Repurchase Agreement
         Term notes                       375,000                     500,000
Total Loan Agreements                  93,917,498                  98,276,456
Less current portion                   24,331,666                  15,092,083
Total Long-Term Debt                  $69,585,832                 $83,184,373

         The Company has a revolving credit agreement, as amended, with a group of banks (the "Revolving Credit Agreement"). The Revolving Credit Agreement, which expires June 30, 1998 unless extended, provides for a total commitment of up to $71,000,000 in new borrowings. As of March 31, 1997, $38,000,000 of the total commitment had been borrowed, with the remaining $33,000,000 available to the Company subject to certain restrictions as discussed below.

         Additional borrowings under the Revolving Credit Agreement are available to the Company, as long as at the time of the advance, no default exists with any of the Company loan agreements or the subordinated notes agreement (see Note 6), and total debt outstanding (including term notes outstanding but excluding long-term subordinated debt) does not exceed thirty-six times monthly operating cash flow (as defined). As of March 31, 1997 based on current operating cash flow, the Company would be able to borrow all of the $33,000,000 remaining commitment available.

         In addition to the restrictions mentioned above with respect to advances, total debt outstanding (excluding long-term subordinated debt) is limited to forty-eight times monthly operating cash flow. Additionally, total debt outstanding (including subordinated debt) is limited to sixty times monthly operating cash flow. The Company is also required to maintain total stockholders' equity of at least $23,500,000 plus fifty percent (50%) of net income (but not losses) at fiscal year end through June 30, 1998 and, a ratio of quarterly operating cash flow to interest expense (as defined) of at least 2.25 to 1. The Company is permitted to pay cash dividends in any one year, which are, in the aggregate, less than 25% of the Company's net operating profit after taxes in the previous four quarters.

         Interest on the outstanding borrowings (prior to when the borrowings might be converted to term loans, as discussed below) is at a variable rate, depending on the ratio of the Company's total borrowings (excluding long-term subordinated debt) to operating cash flow (the "Leverage Ratio"). The following table outlines the "Leverage Ratio", the applicable Margin, Unused Commitment Fees and Fixed Note Margin to be discussed below.


Leverage Ratio                                       Margin      Unused Commitment Fee    Fixed Note Margin
Greater than 42                                       .250%                .375%                 2.25%
Greater than 36 and less than or equal to 42          .500%                .250%                 2.25%
Greater than 30 and less than or equal to 36          .750%                .250%                 2.00%
Greater than 24 and less than or equal to 30         1.000%                .250%                 2.00%
Greater than 18 and less than or equal to 24         1.250%                .125%                 1.75%
Less than or equal to 18                             1.375%                .125%                 1.75%

         The Revolving Credit Rate is the First National Bank of Omaha's "National Base Rate", minus the applicable Margin. The base rate is adjusted monthly, with the interest rate margin (as defined above) changed quarterly. Effective March 31, 1997, the Revolving Credit Rate is 7.25%.

         The Company has the option to convert the outstanding revolving credit borrowings to term loans at any time, payable in forty-eight equal principal installments, plus interest. Interest on the converted term loans is at the Company's option, a variable interest rate of 1/4% over the Revolving Credit Rate or at a fixed rate of 1/2% over the Revolving Credit Rate or the applicable Fixed Note Margin (based on the "Leverage Ratio") over the average of the 3 and 5 year U. S. treasury securities, as quoted in the prior month "Federal Reserve Statistical Release", whichever is greater.

As of March 31, 1997, all of the total borrowings outstanding had been converted to term loans. As of March 31, 1997, all term loans outstanding with monthly installments due up through 2001 have interest rates ranging from 6.75% to 9.25%.

         The Company pays a commitment fee of 1/8 - 3/8% on the unused portion of the total revolving credit commitment based on the "Leverage Ratio". Effective March 31, 1997 the commitment fee was 1/8% on all unused revolving credit commitment. Additionally, if total borrowings (excluding long-term subordinated debt) exceed 36 times the Operating Cash Flow (as defined), the Company will be required to pay a closing fee of 1/2% on all new borrowings made after that point in time. In the event the total borrowings exceed 36 times Operating Cash Flow, any term note accruing interest at less than 7.5% is included in a "Trigger Event". The Company is obligated to pay the holders of such term notes a fee of 0.375% of the outstanding balance of the notes upon the occurrence of the Trigger Event and like amounts on the six month anniversary and the twelve month anniversary of the Trigger Event.

         The Company has a Term Credit Agreement dated January 26, 1997, with a group of banks providing for an aggregate principal amount of $48,490,000 to be repaid in 72 equal principal installments beginning January 31, 1997. Effective January 1, 1997, interest on $25,400,000 of the principal balance is variable, accruing at the NY Prime rate less one-half of one percent, or 7.75%. Interest on the remainder is fixed, accruing at interest rates ranging from 8.25% to 8.36%.

         During 1992, the Company entered into a loan agreement and borrowed $2,000,000 solely for the repurchase of the Company's outstanding common stock (the "Stock Repurchase" Agreement). Currently, this commitment is being repaid in equal quarterly principal payments, plus interest, due through December, 1997. As of March 31, 1997, the amounts borrowed under the Stock Repurchase Agreement, are accruing interest at 7.69% and 8.00%.

         Substantially all of the Company's assets are pledged as collateral under the Company's long-term debt and loan agreements.

         The revolving credit lines are classified as long-term debt since the Company has the ability and the intent to maintain these obligations for longer than one year.

6.       SUBORDINATED LONG-TERM NOTES

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

         The Company has the option to prepay the subordinated debt on any date after June 30, 1997 at a premium beginning at 7.5% of the principal prepaid, and decreasing by 1.5% per year until June 30, 2002 when no premium is required. There are provisions for mandatory prepayment upon a change in ownership control (as defined), at a premium beginning at 12.0% of the principal prepaid during the period ended June 30, 1995 and decreasing by 1.5% per year until June 30, 2002 when no premium is required.

         The subordinated debt agreement contains a cross-acceleration clause, whereby the subordinated debt will become immediately due and payable upon a payment default on the revolving and term credit agreements. Other subordinated debt financial covenants and restrictions are generally less restrictive than those of the other loan agreements.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS

FINANCIAL CONDITION

GENERAL OVERVIEW

         The equipment used by subscribers is a large capital investment for the Company. This equipment accounts for 64% of the Company's total assets. The Company has also made significant investments during 1995, 1996 and the first quarter of 1997 to acquire subscribers. The net intangible assets (goodwill) resulting from the acquisition of subscribers is 23% of the Company's total assets. The acquisitions of subscribers is expected to enhance the long-term operating performance and financial condition of the Company. The investments in subscriber equipment require the Company to increase long-term debt until cash generated from operating activities is sufficient to support future investments. The Company's strategy is to utilize long-term debt financing versus equity, whenever possible, to prevent the dilution of shareholders value.

NET CASH PROVIDED BY OPERATING ACTIVITIES

         Net cash provided by operating activities for the first quarter of 1997 was $14,046,161 compared to $5,761,900 for the same period in 1996. This increase of $8,284,261 was primarily the result of the $6,638,722 increase in operating cash flow (operating income before depreciation and amortization expense) plus the $3,094,428 of additional cash generated from the change in assets and liabilities, including taxes, offset by the $1,049,619 increase in interest expense related to the Company's investing activities.

NET CASH USED BY INVESTING ACTIVITIES

         Net cash used by investing activities for the first quarter of 1997 was $9,851,794 compared to $11,025,547 for the same period in 1996. This decrease was primarily the result of the Company's ability to utilize a build-up of subscriber equipment inventory created at the end of 1996, thus reducing the need for new purchases. The decrease in subscriber equipment purchases was offset by the purchase of 2,900 subscribers through two separate acquisitions.

         During the first quarter of 1997, the Company acquired 2,900 real-time commodity subscribers through two separate acquisitions. Approximately 500 of the subscribers were acquired from Market Quoters and Northern Data Services for $750,000. The remaining 2,400 subscribers were acquired from Market Communications Group, LLC (MCG), a joint venture between Reuters America Inc., and Farmland Industries, Inc. The Company paid $3.6 million cash for the 2,400 subscribers, certain assets and certain assumed associated liabilities. In total, approximately $4.5 million was capitalized as intangible assets (goodwill) and is being amortized using the straight line method over eight years. Also important with the MCG acquisition was the acquisition of the energy and metals markets. With these two acquisitions, the total Company real-time commodity subscribers now exceed 9,000.

         The Company had $27,388,677 of negative working capital compared to $10,890,121 for the first quarter of 1997 and 1996, respectively. This increase in working capital deficiency was primarily created by the growth in the current portion of long-term debt of $16,321,250, from the debt related to subscriber acquisitions and the converion of revolving credit borrowings to term notes.

NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES

         Net cash provided(used) by financing activities resulted in a use of funds of $4,012,023 for the first quarter of 1997 and a source of funds of $4,693,811 for the first quarter of 1996. For the first quarter of 1997, the Company was able to pay down its debt by $4.4 million primarily due to the excess cash generated by operating activities and the ability to use existing inventory for its subscriber equipment needs.

         The Company anticipates that internally generated cash flow and its bank credit lines will be sufficient to fund operating activities, capital expenditures and principal payments on long-term debt.

FACTORS THAT MAY AFFECT FUTURE RESULTS

         The Company believes that inflationary trends have a limited effect on the business. However, since a large percentage of the Company's subscribers and revenues are related to agricultural industries, the general state of the agricultural economy may impact the Company's business operations and financial condition.

RESULTS OF OPERATIONS

GENERAL OVERVIEW

         The financial dynamics of the Company's business operations are similar to businesses that sell monthly subscriptions such as electronic publications and communications and cable TV companies. The financial dynamics are such that the Company makes an initial investment of variable marketing costs to obtain new subscribers and the Company makes a capital expenditure to provide the subscriber with the necessary equipment to receive the Company's services.

REVENUES

         Total revenues for the first quarter of 1997 grew 54% compared with the first quarter of 1996. This increase was primarily due to the 52% growth in total subscribers to 151,800 from 99,600. Much of the subscriber growth was done through several acquisitions resulting in 41,900 of the new subscribers. In addition, the expansion of the sales force along with an increasing number of available services led to this subscriber growth. The ability to increase the revenue per subscriber was also a factor in the strong growth. On a per subscriber per month basis, revenues increased from $64.97 to $66.26 for the three months ended March 31, 1996 and 1997.

Subscriptions:
         Subscription revenue grew 64% for the first quarter of 1997 compared to the same period of 1996 on a strong 52% increase in subscribers. The revenue on a per subscriber per month basis on all new subscription sales increased to $65, up from $64 one year ago. This increase is due to the Company's offering of higher priced new services.

Additional Services:
         Additional service revenue increased 44% during the first three months of 1997 over the same period in 1996, on strong subscriber growth and with an ever expanding list of services available on an "a la carte" basis.

Communication Services:
         Communication services revenue continued steady growth with a 16% increase during the first quarter of 1997 compared to the same period of 1996. This growth is primarily due to the refiners continuing to send more messages and other communications to its wholesalers via the DTNergy services.

Advertising:
         Advertising revenue is still showing impressive growth, mainly due to the larger subscriber base which advertisers are finding attractive, especially in the agricultural industries. Revenue grew 76% for the period ending March 31, 1997 over the same period one year ago.

Service Initiation Fees:
         Service initiation fees revenue remained steady for the first quarter of 1997 compared to the same period of 1996. The increased sales volume in the first quarter of 1997 over the first quarter of 1996, was offset by the recognition of previously deferred revenues during early 1996. These revenues were no longer deferred due to marketing costs exceeding the initiation fees.

EXPENSES

         Total expenses increased 46% for the first three months of 1997 compared to the same period of 1996. The primary factor for this increase was the higher depreciation and amortization costs brought on by the subscriber acquisitions. In addition, expanding sales and distribution support areas has also led to these increases.

Selling, General & Administrative:
         Selling, general and administrative expenses rose 31% during the first quarter of 1997 over the same period in 1996. This growth is modest considering the 52% growth in subscribers and the costs associated with the acquisitions and expanding sales force. As a percentage of revenue, these expenses declined to 47% from 56% one year earlier. On a per subscriber per month basis, these costs were $31.46 and $36.39 for the first quarter of 1997 and 1996 respectively.

Sales Commissions:
         Sales commissions rose 22% for the first three months of 1997 over the same period of 1996 primarily due to increased sales activities and continued growth in DTNergy revenues on which these commissions are based. However, as a percentage of revenue, commission expense decreased to 8% compared to 10% one year ago.

Depreciation And Amortization:
         Depreciation and amortization expense rose 78% for the first quarter of 1997 over the first quarter of 1996. This increase was brought on by the subscriber equipment and intangible assets (goodwill) from the acquisitions and also by the increase in total subscribers.

Net Development Costs:
         Net development costs are defined as 1) market research activities, 2) the expenses of hardware and software engineering, research and development, and 3) the negative operating cash flow (prior to corporate allocations plus interest) of new services. These costs remained steady, growing 1% during the first quarter of 1997 over the same period of 1996.

OPERATING CASH FLOW

         Operating cash flow (operating income before depreciation and amortization expense) grew sharply by 102% in the first quarter of 1997 compared to the first quarter of 1996. This increase can be attributed to the above mentioned growth in revenue and corresponding efficiencies gained in operating expenses. As a percentage of revenue, operating cash flow grew to 45% in the first quarter of 1997, up from 34% one year earlier. This is one measurement the Company uses to monitor its momentum and success.

INTEREST EXPENSE

         Interest expense grew by 78% for the first quarter of 1997 over the same period of 1996. This increase was primarily due to the $48.5 million of borrowings needed for the acquisition in May of 1996.

NET INCOME (LOSS)

         Net income for the first quarter of 1997 was $361,619 or $.03 per share compared to a net loss of $356,991 or ($0.04) per share for the first quarter of 1996. These results were primarily due to increased revenues and improved efficiencies throughout the Company.

INCOME TAX PROVISION (BENEFIT)

     The Company's effective income tax rate was 36% for both the first quarters of 1997 and 1996.

                                    FORM 10-Q

                      DATA TRANSMISSION NETWORK CORPORATION

                           PART II - OTHER INFORMATION

Item 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS:
                  ----------------------------------------------------

                  (a)      Date of Annual Meeting of Stockholders - April 23,
                           1997.
                  (b) Directors Elected - Roger R. Brodersen, Robert S. Herman, David K. Karnes, J. Michael Parks, Jay E. Ricks, Greg T. Sloma and Roger W. Wallace.
                  (c)      Other Matters Voted Upon
                           - Proposal to amend the Company's Stock Option Plan of 1989, 6,083,324 votes for, 1,136,353 votes against and 84,595 votes abstained.
                           - Ratification of the appointment of Deloitte and Touche LLP as independent auditors for
                                    1997,   9,732,690   votes  for  6,270  votes
                                    against and 19,852 votes abstained.

Item 6.           EXHIBITS AND REPORTS ON FORM 8-K:
                  ---------------------------------

                  (a) Exhibits - 11 - Statement re computation of per share earnings.
                  (b)      Reports on Form 8-K
                           None
                  (27)     Financial Data Schedule (Required)

SIGNATURE
---------

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on it's behalf by the undersigned thereunto duly authorized.

                                    DATA TRANSMISSION NETWORK CORPORATION

                           By        /s/ Roger R. Brodersen
                                    --------------------------------------------
                                    Roger R. Brodersen
                                    Chairman and CEO

                           By        /s/ Greg T. Sloma
                                    --------------------------------------------
                                    Greg T. Sloma
                                    President and Chief Operating Officer

                           By        /s/ Brian L. Larson
                                    --------------------------------------------
                                    Brian L. Larson
                                    V.P., CFO, Secretary and Treasurer

Dated this 15th day of May, 1997.