Form 10-Q
period 1997-06-30
DATA TRANSMISSION NETWORK CORP
filed 1997-08-15
CIK 790498

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


                   Quarterly Report under Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934


For Quarter Ended      June 30, 1997
                       ---------------------------------------------------------
Commission File Number 0-15405
                       ---------------------------------------------------------


                      Data Transmission Network Corporation
              ----------------------------------------------------
             (Exact name of registrant as specified in its charter)


           Delaware                                   47-0669375
     ----------------------                     -------------------------
    (State of Incorporation)                   (I.R.S. Employer ID Number)


9110 West Dodge Road, Suite 200, Omaha, Nebraska                        68114
------------------------------------------------                      ----------
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

Number of shares of common stock outstanding as of August 15, 1997...11,115,695.

-------------------------------------------------------------------------------------------------------------------

                              FINANCIAL STATEMENTS
-------------------------------------------------------------------------------------------------------------------
BALANCE SHEETS
-------------------------------------------------------------------------------------------------------------------
Unaudited                                                            June 30, 1997                December 31, 1996
-------------------------------------------------------------------------------------------------------------------
ASSETS

Current Assets
 Cash                                                                $    222,675                     $    708,053
 Accounts receivable, net of allowance for
  doubtful accounts of $520,000                                         6,803,414                        9,653,766
 Prepaid expenses                                                         731,651                          583,985
 Deferred commission expense                                            3,120,996                        2,807,330
                                                                     -------------                    ------------
    Total Current Assets                                               10,878,736                       13,753,134

Property and Equipment
 Equipment Used By Subscribers                                        213,528,480                      203,310,661
 Equipment and Leasehold Improvements                                  21,482,363                       19,702,330
                                                                     -------------                    ------------
                                                                      235,010,843                      223,012,991
 Less: Accumulated Depreciation                                       116,527,998                       98,564,288
                                                                     -------------                    ------------
  Net Property and Equipment                                          118,482,845                      124,448,703

Intangible Assets From Acquisitions, net of accumulated
  amortization of $6,677,665 and $3,871,956                            38,237,150                       36,517,799

Other Assets                                                            2,556,376                        3,010,126
                                                                     -------------                    ------------
                                                                     $170,155,107                     $177,729,762

-------------------------------------------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
 Accounts payable                                                    $  8,289,359                     $  7,485,517
 Accrued expenses                                                       6,547,701                        5,923,628
 Current portion of long-term debt                                     24,144,166                       15,092,083
                                                                     -------------                    ------------
   Total Current Liabilities                                           38,981,226                       28,501,228

Long-Term Debt                                                         63,612,290                       83,184,373
Subordinated Long-Term Notes, net of unamortized
 discount of $396,860 and $436,550                                     14,603,140                       14,563,450
Equipment Deposits                                                        499,846                          515,142
Unearned Revenue                                                       22,729,439                       22,675,280

Stockholders' Equity
 Common stock, par value $.001, authorized
  20,000,000 shares, issued 11,103,270 and 11,074,224                      11,103                           11,074
 Paid-in capital                                                       30,248,624                       30,025,990
 Retained earnings (deficit)                                             (530,561)                      (1,404,602)
 Treasury stock, at cost, 0 and 45,919 shares                                   -                         (342,173)
                                                                     -------------                    -------------

   Total Stockholders' Equity                                          29,729,166                       28,290,289
                                                                     -------------                    ------------
                                                                     $170,155,107                     $177,729,762
-------------------------------------------------------------------------------------------------------------------

See notes to interim financial statements.

-------------------------------------------------------------------------------------------------------------------
STATEMENTS OF OPERATIONS
-------------------------------------------------------------------------------------------------------------------
                                               Quarter Ended                             Six Months Ended
Unaudited                           June 30, 1997         June 30, 1996         June 30, 1997         June 30, 1996
-------------------------------------------------------------------------------------------------------------------


REVENUES

 Subscriptions                       $25,066,285            $18,235,511          $48,175,824           $32,320,289
 Additional services                   1,658,832              1,416,483            3,297,618             2,557,207
 Communication services                2,469,476              2,146,025            4,782,834             4,145,137
 Advertising                             934,883                829,302            2,111,615             1,498,269
 Service initiation fees               1,261,811              1,567,543            2,490,269             2,786,979
                                     ------------           -----------          -----------           -----------
                                      31,391,287             24,194,864           60,858,160            43,307,881

EXPENSES

 Selling, general
  and administrative                  15,494,553             12,225,598           29,487,166            22,928,561
 Sales commissions                     2,388,067              2,376,439            4,721,122             4,284,010
 Depreciation and
  amortization                        10,459,090              8,184,319           20,671,061            13,929,847
                                     ------------           -----------          -----------           -----------
                                      28,341,710             22,786,356           54,879,349            41,142,418
                                     ------------           -----------          ------------          -----------

OPERATING INCOME                       3,049,577              1,408,508            5,978,811             2,165,463

 Interest expense                      2,324,826              2,130,222            4,719,690             3,475,467
 Other income, net                        32,310                 20,368               64,559                50,667
                                     ------------           -----------          ------------          -----------


INCOME (LOSS) BEFORE
 INCOME TAXES                            757,061              (701,346)            1,323,680            (1,259,337)

 Income tax provision(benefit)           271,500              (254,000)              476,500              (455,000)
                                     ------------           -----------          ------------          ------------

NET INCOME (LOSS)                    $   485,561            $ (447,346)          $   847,180           $  (804,337)

-------------------------------------------------------------------------------------------------------------------


EARNINGS (LOSS)
 PER SHARE                           $     0.04             $    (0.04)          $     0.07            $    (0.08)

-------------------------------------------------------------------------------------------------------------------


Weighted Average
 Shares Outstanding                   12,068,932             10,629,975           12,041,667            10,300,410

-------------------------------------------------------------------------------------------------------------------

See notes to interim financial statements.

-------------------------------------------------------------------------------------------------------------------
STATEMENTS OF CASH FLOWS
-------------------------------------------------------------------------------------------------------------------
                                                                                       Six Months Ended
Unaudited                                                                  June 30, 1997              June 30, 1996
-------------------------------------------------------------------------------------------------------------------




Cash Flows From Operating Activities
 Net income (loss)                                                         $    847,180               $   (804,337)
 Adjustments to reconcile net income (loss)
  to net cash provided by operating activities:
 Depreciation and amortization                                               20,671,061                 13,929,847
 Amortization of debt issue costs and discount                                   73,940                     65,802
 Deferred income taxes                                                          419,500                   (464,000)
 Change in assets and liabilities:
    Accounts receivable                                                       1,547,442                    126,349
    Prepaid expenses                                                            (86,142)                  (608,087)
    Deferred commission expense                                                (218,493)                  (503,161)
    Deferred debt issuance costs                                                     -                     (72,964)
    Accounts payable                                                            778,461                    773,651
    Accrued expenses                                                           (526,934)                   372,670
    Equipment deposits                                                          (15,297)                    (7,667)
    Unearned revenue                                                          2,279,159                  1,380,672
                                                                           -------------              -------------

   Net Cash Provided By Operating Activities                                 25,769,877                 14,188,775

Cash Flows From Investing Activities
 Capital expenditures:
    Equipment used by subscribers                                            (9,475,479)               (20,931,811)
    Equipment and leasehold improvements                                     (1,635,178)                (2,284,939)
 Acquisition of Subscribers                                                  (5,216,299)               (63,567,035)
                                                                           -------------              -------------

   Net Cash Used By Investing Activities                                    (16,326,956)               (86,783,785)

Cash Flows From Financing Activities
 Proceeds (payments) from revolving credit agreement                           (500,000)                12,750,000
 Proceeds from long-term debt                                                        -                  48,190,000
 Principal payments on long-term debt                                       (10,020,000)                (4,427,083)
 Proceeds from the exercise of stock options                                    591,701                    500,724
 Proceeds from the issuance of common stock                                          -                  15,010,000
                                                                           -------------              -------------

   Net Cash Provided (Used) By Financing Activities                          (9,928,299)                72,023,641
                                                                           -------------              -------------

Net Decrease in Cash                                                           (485,378)                  (571,369)

Cash at Beginning of Period                                                     708,053                    780,018
                                                                           -------------              -------------

Cash at End of Period                                                      $    222,675               $    208,649
                                                                           =============              =============
-------------------------------------------------------------------------------------------------------------------

See notes to interim financial statements.

                                                         4

                      NOTES TO INTERIM FINANCIAL STATEMENTS

1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

                  The information furnished herein relating to interim periods has not been audited by independent Certified Public Accountants. The interim financial information in this report reflects all adjustments which are, in the opinion of management, necessary for a fair statement of results for the interim periods presented in accordance with generally accepted accounting principles. All such adjustments are of a normal recurring nature. The accounting policies followed by the Company, and additional footnotes, are set forth in the audited financial statements included in the Company's 1996 Annual Report, which report was incorporated by reference in Form 10-K for the fiscal period ended December 31, 1996. The results of operations for the three and six months ended June 30, 1997 and 1996 are not necessarily indicative of the results to be expected for the full year.

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

4.       ACQUISITIONS

         BROADCAST PARTNERS
                  Effective May 3, 1996, the Company closed on an "Asset Acquisition" of Broadcast Partners, an information provider primarily in the agricultural industry. The Company acquired substantially all the assets of Broadcast Partners for $63.5 million cash and the assumption of certain current liabilities of approximately $9.8 million. In the acquisition, the Company received 39,000 agricultural subscribers. Also included was approximately $38.2 million of equipment which is being depreciated using the straight-line method over five years. In addition, an intangible asset (goodwill) of approximately $35 million cash was capitalized and is being amortized using the straight-line method over eight years.

         MARKET QUOTERS, NORTHERN DATA & MARKET COMMUNICATIONS GROUP
                  During the first quarter of 1997, the Company acquired 2,900 real-time commodity subscribers through two separate acquisitions. Approximately 500 of the subscribers were acquired from Market Quoters and Northern Data Services for $750,000. The remaining 2,400 subscribers were acquired from Market Communications Group, LLC (MCG), a joint venture between Reuters America Inc., and Farmland Industries, Inc. The Company paid $3.6 million cash for the 2,400 subscribers, certain assets and certain assumed liabilities. In total, approximately $4.5 million was capitalized as intangible assets (goodwill) and is being amortized using the straight line method over eight years. Also important with the MCG acquisition was the acquisition of the preferred rights to distribute relevant Reuters real-time news and information to the commodities, energy and metals markets.

5.       LONG-TERM DEBT AND LOAN AGREEMENTS

                                        June 30, 1997          December 31, 1996
Revolving Credit Agreement
         Revolving credit line            $         0                $38,500,000

         Term notes                        43,057,289                 10,786,456

Term Credit Agreement
         Term notes                        44,449,167                 48,490,000

Stock Repurchase Agreement
         Term notes                           250,000                    500,000
Total Loan Agreements                      87,756,456                 98,276,456
Less current portion                       24,144,166                 15,092,083
Total Long-Term Debt                      $63,612,290                $83,184,373

         The Company has a revolving credit agreement, as amended, with a group of banks (the "Revolving Credit Agreement"). The Revolving Credit Agreement, which expires June 30, 1999 unless extended, provides for a total commitment of up to $33,000,000 in new borrowings. As of June 30, 1997, the total commitment of $33,000,000 was available to the Company subject to certain restrictions as discussed below.

         Additional borrowings under the Revolving Credit Agreement are available to the Company, as long as at the time of the advance, no default exists with any of the Company loan agreements or the subordinated notes agreement (see Note 6), and total debt outstanding (including term notes outstanding but excluding long-term subordinated debt) does not exceed thirty-six times monthly operating cash flow (as defined). As of June 30, 1997 based on current operating cash flow, the Company would be able to borrow all of the $33,000,000 total commitment available.

         In addition to the restrictions mentioned above with respect to advances, total debt outstanding (excluding long-term subordinated debt) is limited to forty-eight times monthly operating cash flow. Additionally, total debt outstanding (including subordinated debt) is limited to sixty times monthly operating cash flow. The Company is also required to maintain total stockholders' equity of at least $23,500,000 plus fifty percent (50%) of net income (but not losses) at fiscal year end through June 30, 1999 and, a ratio of quarterly operating cash flow to interest expense (as defined) of at least 2.25 to 1. The Company is permitted to pay cash dividends in any one year, which are, in the aggregate, less than 25% of the Company's net operating profit after taxes in the previous four quarters.

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


         The Revolving Credit Rate is the First National Bank of Omaha's "National Base Rate", minus the applicable Margin. The base rate is adjusted monthly, with the interest rate margin (as defined above) changed quarterly. Effective June 30, 1997, the Revolving Credit Rate is 7.25%.

         The Company has the option to convert the outstanding revolving credit borrowings to term loans at any time, payable in forty-eight equal principal installments, plus interest. Interest on the converted term loans is at the Company's option, a variable interest rate of 1/4% over the Revolving Credit Rate or at a fixed rate of 1/2% over the Revolving Credit Rate or the applicable Fixed Note Margin (based on the "Leverage Ratio") over the average of the 3 and 5 year U. S. treasury securities, as quoted in the prior month "Federal Reserve Statistical Release", whichever is greater. As of June 30, 1997, all of the total borrowings outstanding had been converted to term loans. As of June 30, 1997, all term loans outstanding with monthly installments due up through 2001 have interest rates ranging from 7.865% to 9.25%.

         The Company pays a commitment fee of 1/8 - 3/8% on the unused portion of the total revolving credit commitment based on the "Leverage Ratio". Effective June 30, 1997 the commitment fee was 1/8% on all unused revolving credit commitment. Additionally, if total borrowings (excluding long-term subordinated debt) exceed 36 times the Operating Cash Flow (as defined), the Company will be required to pay a closing fee of 1/2% on all new borrowings made after that point in time. In the event the total borrowings exceed 36 times Operating Cash Flow, any term note accruing interest at less than 7.5% is included in a "Trigger Event". The Company is obligated to pay the holders of such term notes a fee of 0.375% of the outstanding balance of the notes upon the occurrence of the Trigger Event and like amounts on the six month anniversary and the twelve month anniversary of the Trigger Event.

         The Company has a Term Credit Agreement dated February 26, 1997, with a group of banks providing for an aggregate principal amount of $48,490,000 to be repaid in 72 equal principal installments beginning January 31, 1997. Effective April 1, 1997, the variable interest rate on $25,400,000 of the principal balance is accruing at the NY Prime rate less one-half of one percent, or 8.00%. Interest on the remainder is fixed, accruing at interest rates ranging from 8.25% to 8.36%.

         During 1992, the Company entered into a loan agreement and borrowed $2,000,000 solely for the repurchase of the Company's outstanding common stock (the "Stock Repurchase" Agreement). Currently, this commitment is being repaid in equal quarterly principal payments, plus interest, due through December, 1997. As of June 30, 1997, the amounts borrowed under the Stock Repurchase Agreement, are accruing interest at 7.69% and 8.00%.

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

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

FINANCIAL CONDITION

GENERAL OVERVIEW

         The equipment used by subscribers is a large capital investment for the Company. This equipment accounts for 65% of the Company's total assets. The Company has also made significant investments during 1995, 1996 and the first quarter of 1997 to acquire subscribers. The net intangible assets (goodwill) resulting from the acquisition of subscribers is 22% of the Company's total assets. The acquisitions of subscribers is expected to enhance the long-term operating performance and financial condition of the Company. The investments in subscriber equipment require the Company to increase long-term debt until cash generated from operating activities is sufficient to support future investments. The Company's strategy is to utilize long-term debt financing versus equity, whenever possible, to prevent the dilution of shareholders value.

NET CASH PROVIDED BY OPERATING ACTIVITIES

         Net cash provided by operating activities for the first six months of 1997 was $25,769,877 compared to $14,188,775 for the same period in 1996. This increase of $11,581,102 was primarily the result of the $10,554,562 increase in operating cash flow plus the $3,180,233 of additional cash generated from the change in assets and liabilities, including taxes, offset by the $1,244,223 increase in interest expense related to the Company's investing activities.

NET CASH USED BY INVESTING ACTIVITIES

         Net cash used by investing activities for the first six months of 1997 was $16,326,956 compared to $86,783,785 for the same period in 1996. This decrease was primarily the result of the Company's acquisition of Broadcast Partners in May of 1996. This decrease was also brought on by the Company's ability to utilize a build-up of subscriber equipment inventory created at the end of 1996, thus reducing the need for new purchases. This decrease was slightly offset by the purchase of 2,900 subscribers through two separate acquisitions in the first quarter of 1997.

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

         The Company had $28,102,490 of negative working capital compared to $18,333,376 for the first six months of 1997 and 1996, respectively. This increase in working capital deficiency was primarily created by the growth in the current portion of long-term debt of $12,461,666, from the debt related to subscriber acquisitions and the conversion of revolving debt to term notes at the end of the first quarter.

NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES

         Net cash provided (used) by financing activities resulted in a use of funds of $9,928,299 for the first six months of 1997 and a source of funds of $72,023,641 for the same period of 1996. For the first six months of 1997, the Company was able to pay down its debt by $10.5 million primarily due to the excess cash generated by operating activities and the ability to use existing inventory for its subscriber equipment needs. The source of funds needed for the first six months of 1996 was primarily the result of the Broadcast Partners acquisition.

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

REVENUES

         Total revenues for the second quarter and first six months of 1997 increased 30% and 41% compared with the same periods of 1996. This increase was the result of three components: 1) End of second quarter 1997 subscribers grew 8% to 153,700 from 142,000 in 1996, 2) Total revenue per subscriber per month increased from $61.72 for the second quarter of 1996 to $68.50 for the same period of 1997 or 11% and 3) The acquisition of Broadcast partners which generated approximately 8% of the 30% increase in second quarter 1997 revenues.

Subscriptions:
         Subscription revenue grew 38% for the second quarter of 1997 compared to the same period of 1996. For the first six months of 1997, subscription revenue grew 49% over the first six months of 1996. These increases were mainly due to the increases in total subscribers, the ability to move the subscribers to higher priced services and the acquisitions mentioned above.

Additional Services:
         Additional service revenue increased 17% and 29% during the second quarter and first six months of 1997 over the same periods in 1996. These increases were the result of subscriber increases and an expanding list of services available on an "a la carte" basis.

Communication Services:
         Communication services revenue continued steady growth with a 15% increase during the second quarter and first six months of 1997 compared to the same periods of 1996. This growth is primarily due to refiners continuing to send more messages and other communications to its wholesalers via the DTNergy services.

Advertising:
         Advertising revenue grew 13% for the second quarter of 1997 compared to the second quarter of 1996. For the first six months of 1997, advertising revenue grew 41% over the same period of 1996 primarily due to the large subscriber base which advertisers are finding attractive, especially in the agricultural industries.

Service Initiation Fees:
         Service initiation fees revenue fell 20% and 11% for the second quarter and first six months of 1997 compared to the same periods of 1996. The increased sales volume in these periods of 1997 over 1996, was offset by the recognition of previously deferred revenues during early 1996. These revenues were no longer deferred due to marketing costs exceeding the initiation fees.

EXPENSES
         Total expenses increased 24% and 33% for the second quarter and first six months of 1997 compared to the same periods of 1996. The primary factor for this increase was the higher depreciation and amortization costs brought on by the subscriber acquisitions. In addition, expanding sales and distribution support areas have contributed to these increases.

Selling, General & Administrative:
         Selling, general and administrative expenses rose 27% during the second quarter of 1997 over the same period in 1996. As a percentage of revenue, these expenses declined to 49% down from 51% one year earlier. On a per subscriber per month basis, these costs were

         $31.19 and $33.81 for the second quarter of 1997 and 1996 respectively. For the first six months of 1997, selling, general and administrative expenses grew 29% over the same period of 1996.

Sales Commissions:
         Sales commissions were flat for the second quarter of 1997 compared to the second quarter of 1996. For the first six months of 1997 over the same period of 1996, sales commissions grew 10% primarily due to the increased sales activities while being offset by a lower renegotiated DTNergy Commission agreement which is based on DTNergy revenues. However, as a percentage of revenue, commission expense decreased to 8% compared to 10% one year ago.

Depreciation And Amortization:
         Depreciation and amortization expense rose 28% and 48% for the second quarter and first six months of 1997 over the same periods of 1996. These increases were primarily due to subscriber equipment and intangible assets (goodwill) from the acquisitions and also by the increase in total subscribers.

Net Development Costs:
         Net development costs are defined as 1) market research activities, 2) the expenses of hardware and software engineering, research and development, and 3) the negative operating cash flow (prior to corporate allocations plus interest) of new services. These costs remained steady, growing 2% during the first six months of 1997 over the same period of 1996. For the second quarter of 1997 compared to 1996 these costs grew 4%.

OPERATING CASH FLOW

         Operating cash flow (operating income before depreciation and amortization expense) grew 41% in the second quarter of 1997 compared to the second quarter of 1996. For the first six months of 1997, operating cash flow grew 66% over the same period of 1996. These increases can be attributed to the above mentioned growth in revenue and corresponding efficiencies gained in operating expenses. As a percentage of revenue, operating cash flow grew to 43% and 44% in the second quarter and first six months of 1997, up from 40% and 37% one year earlier. This is one measurement the Company uses to monitor its success.

INTEREST EXPENSE

         Interest expense grew by 9% for the second quarter of 1997 over the second quarter of 1996. For the first six months, interest expense grew 36% from 1996 to 1997. This increase was primarily due to the $48.5 million of borrowings needed for the acquisition in May of 1996.

NET INCOME (LOSS)

         Net income for the second quarter of 1997 was $485,561 or $.04 per share compared to a net loss of $447,346 or ($0.04) per share for the second quarter of 1996. For the six months ended June 30, 1997, net income was $847,180 or $.07 per share compared to a net loss of $804,337 or ($.08) per share in 1996. These results were primarily due to increased revenues and improved efficiencies throughout the Company.

INCOME TAX PROVISION (BENEFIT)

         The Company's effective income tax rate was 36% for both the second quarter and first six months of 1997 and 1996.

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

                                    DATA TRANSMISSION NETWORK CORPORATION

                           By        /s/ Roger R. Brodersen
                                     -------------------------------------------
                                     Roger R. Brodersen
                                     Chairman and CEO

                           By        /s/ Greg T. Sloma
                                     -------------------------------------------
                                     Greg T. Sloma
                                     President and Chief Operating Officer

                           By        /s/ Brian L. Larson
                                     -------------------------------------------
                                     Brian L. Larson
                                     V.P., CFO, Secretary and Treasurer
Dated this 15th day of August, 1997.

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

                                    DATA TRANSMISSION NETWORK CORPORATION

                           By       --------------------------------------------
                                    Roger R. Brodersen
                                    Chairman and CEO

                           By       --------------------------------------------
                                    Greg T. Sloma
                                    President and Chief Operating Officer

                           By       --------------------------------------------
                                    Brian L. Larson
                                    V.P., CFO, Secretary and Treasurer
Dated this 15th day of August, 1997.

                                                                                                       Exhibit 11
-------------------------------------------------------------------------------------------------------------------
COMPUTATION OF NET INCOME (LOSS) PER SHARE
-------------------------------------------------------------------------------------------------------------------
                                                            Quarter Ended                        Six Months Ended
                                               June 30, 1997    June 30, 1996       June 30, 1997     June 30, 1996
-------------------------------------------------------------------------------------------------------------------


Computation of income (loss)
  per common and common
  equivalent share:

 Net income (loss)                              $   485,561     $  (447,346)          $   847,180     $  (804,337)
                                                ===========     ============          ===========     ============


 Average shares outstanding                       11,089,815     10,629,975            11,072,394      10,300,410

 Add shares applicable to stock
  options & warrants (1)                             968,818              -               958,413               -

 Add shares  applicable to stock options &
  warrants prior to  conversion,  using
  average market price prior to
  conversion (1)                                      10,299              -                10,860               -
                                                 -----------    ------------          -----------     ------------

  Total Primary Shares                            12,068,932     10,629,975            12,041,667      10,300,410
                                                 ===========    ============          ===========     ============

  Additional dilutive stock options
    using ending market price                        111,216              -               121,060               -

Total Fully Dilutive Shares                       12,180,148     10,629,975            12,162,727      10,300,410
                                                 ===========    =============         ===========     ============

Net income (loss) per common share:
  Primary earnings per share (1)                 $      0.04    $      (0.04)         $      0.07     $     (0.08)
                                                 ===========    =============         ===========     ============

  Fully Dilutive earnings
   per share (1)                                 $      0.04    $      (0.04)         $      0.07     $     (0.08)
                                                 ===========    =============         ===========     ============

-------------------------------------------------------------------------------------------------------------------

(1) Shares applicable to warrants and stock options are included in the calculation only when their impact is dilutive.

                                                       16