Form 10-Q
period 1997-09-30
DATA TRANSMISSION NETWORK CORP
filed 1997-11-14
CIK 790498

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


                   Quarterly Report under Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934


For Quarter Ended      September 30, 1997
                       ---------------------------------------------------------
Commission File Number 0-15405
                       ---------------------------------------------------------



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

Number  of   shares   of  common   stock   outstanding   as  of   November   14,
1997...11,142,429.


-------------------------------------------------------------------------------------------------------------------

                              FINANCIAL STATEMENTS
-------------------------------------------------------------------------------------------------------------------

BALANCE SHEETS
-------------------------------------------------------------------------------------------------------------------

Unaudited                                                       September 30, 1997                December 31, 1996
-------------------------------------------------------------------------------------------------------------------


ASSETS

Current Assets
 Cash                                                              $      241,069                    $     708,053
 Accounts receivable, net of allowance for
  doubtful accounts of $520,000                                         8,332,783                        9,653,766
 Prepaid expenses                                                       1,090,115                          583,985
 Deferred commission expense                                            3,255,368                        2,807,330
                                                                   ---------------                   -------------
    Total Current Assets                                               12,919,335                       13,753,134

Property and Equipment
 Equipment Used By Subscribers                                        220,161,403                      203,310,661
 Equipment and Leasehold Improvements                                  22,216,794                       19,702,330
                                                                   ---------------                   -------------
                                                                      242,378,197                      223,012,991
 Less: Accumulated Depreciation                                       125,794,785                       98,564,288
                                                                   ---------------                   -------------
  Net Property and Equipment                                          116,583,412                      124,448,703

Intangible Assets From Acquisitions, net of accumulated
  amortization of $8,153,175 and $3,871,956                            36,761,641                       36,517,799

Other Assets                                                            2,248,251                        3,010,126
                                                                   ---------------                   -------------
                                                                   $  168,512,639                    $ 177,729,762
-------------------------------------------------------------------------------------------------------------------


LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
 Accounts payable                                                  $    9,097,233                    $   7,485,517
 Accrued expenses                                                       6,659,143                        5,923,628
 Current portion of long-term debt                                     23,269,166                       15,092,083
                                                                   ---------------                   -------------
   Total Current Liabilities                                           39,025,542                       28,501,228

Long-Term Debt                                                         60,888,748                       83,184,373
Subordinated Long-Term Notes, net of unamortized
 discount of $377,015 and $436,550                                     14,622,985                       14,563,450
Equipment Deposits                                                        489,630                          515,142
Unearned Revenue                                                       22,866,822                       22,675,280

Stockholders' Equity
 Common stock, par value $.001, authorized
  20,000,000 shares, issued 11,137,167 and 11,074,224                      11,137                           11,074
 Paid-in capital                                                       30,566,535                       30,025,990
 Retained earnings (deficit)                                                41,240                      (1,404,602)
 Treasury stock, at cost, 0 and 45,919 shares                                   -                         (342,173)
                                                                   ---------------                   --------------

   Total Stockholders' Equity                                          30,618,912                       28,290,289
                                                                   ---------------                   -------------
                                                                   $  168,512,639                    $ 177,729,762
-------------------------------------------------------------------------------------------------------------------

See notes to interim financial statements.
                                                         2


-------------------------------------------------------------------------------------------------------------------



STATEMENTS OF OPERATIONS
-------------------------------------------------------------------------------------------------------------------
                                               Quarter Ended                            Nine Months Ended
Unaudited                          Sept. 30, 1997        Sept. 30, 1996        Sept. 30, 1997        Sept. 30, 1996
-------------------------------------------------------------------------------------------------------------------


REVENUES

 Subscriptions                       $26,082,083            $20,976,953          $74,257,907           $53,297,242
 Additional services                   1,683,839              1,593,435            4,981,457             4,150,642
 Communication services                2,590,236              2,294,722            7,373,070             6,439,859
 Advertising                             781,950                783,333            2,893,565             2,281,602
 Service initiation fees               1,078,130              1,492,896            3,568,399             4,279,875
                                     ------------           -----------          -----------           -----------
                                      32,216,238             27,141,339           93,074,398            70,449,220

EXPENSES

 Selling, general
  and administrative                  15,948,660             12,918,466           45,435,826            35,847,027
 Sales commissions                     2,496,743              2,462,980            7,217,865             6,746,990
 Depreciation and
  amortization                        10,656,758              9,611,390           31,327,819            23,541,237
                                     ------------           -----------          -----------           -----------
                                      29,102,161             24,992,836           83,981,510            66,135,254
                                     ------------           -----------          ------------          -----------

OPERATING INCOME                       3,114,077              2,148,503            9,092,888             4,313,966

 Interest expense                      2,229,420              2,498,561            6,949,110             5,974,028
 Other income, net                         6,643                 21,555               71,202                72,222
                                     ------------           -----------          ------------          -----------


INCOME (LOSS) BEFORE
 INCOME TAXES                            891,300              (328,503)            2,214,980            (1,587,840)

 Income tax provision(benefit)           319,500               (68,500)              796,000              (523,500)
                                     ------------           -----------          ------------          ------------

NET INCOME (LOSS)                    $   571,800            $ (260,003)          $ 1,418,980           $(1,064,340)

-------------------------------------------------------------------------------------------------------------------


EARNINGS (LOSS)
 PER SHARE                           $     0.05             $    (0.02)          $      0.12           $     (0.10)

-------------------------------------------------------------------------------------------------------------------


Weighted Average
 Shares Outstanding                   12,132,803             11,008,848           12,072,045            10,536,556

-------------------------------------------------------------------------------------------------------------------

See notes to interim financial statements.
                                                         3


-------------------------------------------------------------------------------------------------------------------

STATEMENTS OF CASH FLOWS
-------------------------------------------------------------------------------------------------------------------

                                                                                      Nine Months Ended
Unaudited                                                                 Sept. 30, 1997             Sept. 30, 1996
-------------------------------------------------------------------------------------------------------------------


Cash Flows From Operating Activities
 Net income (loss)                                                        $   1,418,980             $   (1,064,340)
 Adjustments to reconcile net income (loss)
  to net cash provided by operating activities:
 Depreciation and amortization                                               31,327,819                 23,541,237
 Amortization of debt issue costs and discount                                  110,909                    102,725
 Deferred income taxes                                                          710,500                   (537,000)
 Change in assets and liabilities:
    Accounts receivable                                                        (981,924)                  (139,625)
    Prepaid expenses                                                           (444,606)                  (249,171)
    Deferred commission expense                                                (352,865)                  (402,829)
    Deferred debt issuance costs                                                     -                    (112,078)
    Accounts payable                                                          1,531,125                 (1,727,047)
    Accrued expenses                                                           (415,492)                   249,172
    Equipment deposits                                                          (25,512)                  (18,098)
    Unearned revenue                                                          3,416,542                 3,081,053
                                                                          --------------            --------------

   Net Cash Provided By Operating Activities                                 36,295,476                 22,723,999

Cash Flows From Investing Activities
 Capital expenditures:
    Equipment used by subscribers                                           (15,821,232)               (29,768,564)
    Equipment and leasehold improvements                                     (2,371,040)                (2,548,234)
 Acquisition of Subscribers                                                  (5,361,289)               (65,745,794)
                                                                          --------------            ---------------

   Net Cash Used By Investing Activities                                    (23,553,561)               (98,062,592)

Cash Flows From Financing Activities
 Proceeds (payments) from revolving credit agreement                          2,000,000                 18,250,000
 Proceeds from long-term debt                                                        -                  48,490,000
 Principal payments on long-term debt                                       (16,118,542)                (7,135,415)
 Proceeds from the exercise of stock options                                    909,643                    672,097
 Proceeds from the issuance of common stock                                          -                  15,010,000
                                                                          --------------            --------------

   Net Cash Provided (Used) By Financing Activities                         (13,208,899)                 75,286,682
                                                                          --------------            ---------------

Net Decrease in Cash                                                           (466,984)                   (51,911)

Cash at Beginning of Period                                                     708,053                    780,018
                                                                          --------------            --------------

Cash at End of Period                                                     $     241,069             $      728,107
                                                                          ==============            ==============
-------------------------------------------------------------------------------------------------------------------

See notes to interim financial statements.
                                                         4

                      NOTES TO INTERIM FINANCIAL STATEMENTS

1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

                  The information furnished herein relating to interim periods has not been audited by independent Certified Public Accountants. The interim financial information in this report reflects all adjustments which are, in the opinion of management, necessary for a fair statement of results for the interim periods presented in accordance with generally accepted accounting principles. All such adjustments are of a normal recurring nature. The accounting policies followed by the Company, and additional footnotes, are set forth in the audited financial statements included in the Company's 1996 Annual Report, which report was incorporated by reference in Form 10-K for the fiscal period ended December 31, 1996. The results of operations for the three and nine months ended September 30, 1997 and 1996 are not necessarily indicative of the results to be expected for the full year.

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

4.       ACQUISITIONS

         BROADCAST PARTNERS
                  Effective May 3, 1996, the Company closed on an "Asset Acquisition" of Broadcast Partners, an information provider primarily in the agricultural industry. The Company acquired substantially all the assets of Broadcast Partners for $63.5 million cash and the assumption of certain liabilities of approximately $9.8 million. In the acquisition, the Company received 39,000 agricultural subscribers. The acquisition included approximately $38.2 million of equipment the Company is depreciating using the straight-line method over five years. In addition, an intangible asset (goodwill) of approximately $35 million was capitalized and the Company is amortizing using the straight-line method over eight years.

         MARKET QUOTERS, NORTHERN DATA & MARKET COMMUNICATIONS GROUP
                  During the first quarter of 1997, the Company acquired 2,900 real-time commodity subscribers through two separate acquisitions. Approximately 500 of the subscribers were acquired from Market Quoters and Northern Data Services for $750,000 cash. The remaining 2,400 subscribers were acquired from Market Communications Group, LLC (MCG), a joint venture between Reuters America Inc., and Farmland Industries, Inc. The Company paid $3.6 million cash for the 2,400 subscribers, certain assets and certain assumed liabilities. In total, approximately $4.5 million was capitalized as intangible assets (goodwill) and the Company is amortizing using the straight line method over eight years. Also important with the MCG acquisition was the acquisition of the exclussive rights to resell relevant Reuters real-time news and information to the commodities, energy and metals markets.

5.       LONG-TERM DEBT AND LOAN AGREEMENTS

                                                  September 30, 1997                      December 31, 1996
-----------------------------------------------------------------------------------------------------------
Revolving Credit Agreement
         Revolving credit line                        $   2,500,000                            $38,500,000

         Term notes                                      39,104,164                             10,786,456

Term Credit Agreement
         Term notes                                      42,428,750                             48,490,000

Stock Repurchase Agreement
         Term notes                                         125,000                                500,000
Total Loan Agreements                                    84,157,914                             98,276,456
Less current portion                                     23,269,166                             15,092,083
Total Long-Term Debt                                   $ 60,888,748                            $83,184,373


         The Company has a revolving credit agreement, as amended, with a group of banks (the "Revolving Credit Agreement"). The Revolving Credit Agreement, which expires June 30, 1999 unless extended, provides for a total commitment of up to $33,000,000 in new borrowings. As of September 30, 1997, $2,500,000 of the total commitment had been borrowed, with the remaining $30,500,000 available to the Company subject to certain restrictions as discussed below.

         Additional borrowings under the Revolving Credit Agreement are available to the Company, as long as at the time of the advance, no default exists with any of the Company loan agreements or the subordinated notes agreement (see Note 6), and total debt outstanding (including term notes outstanding but excluding long-term subordinated debt) does not exceed thirty-six times monthly operating cash flow (as defined). As of September 30, 1997 based on current operating cash flow, the Company would be able to borrow all of the remaining $30,500,000 commitment available.

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


         The Revolving Credit Rate is the First National Bank of Omaha's "National Base Rate", minus the applicable Margin. The base rate is adjusted monthly, with the interest rate margin (as defined above) changed quarterly. As of September 30, 1997, the Revolving Credit Rate is 7.25%.

         The Company has the option to convert the outstanding revolving credit borrowings to term loans at any time, payable in forty-eight equal principal installments, plus interest. Interest on the converted term loans is at the Company's option, a variable interest rate of 1/4% over the Revolving Credit Rate or at a fixed rate of 1/2% over the Revolving Credit Rate or the applicable Fixed Note Margin (based on the "Leverage Ratio") over the average of the 3 and 5 year U. S. treasury securities, as quoted in the prior month "Federal Reserve Statistical Release", whichever is greater. As of September 30, 1997, $2,500,000 of the total borrowings outstanding had not been converted to term loans. As of September 30, 1997, $39,104,164 of term loans were outstanding with monthly installments due up through 2001 having interest rates ranging from 7.865% to 9.25%.

The Company pays a commitment fee of 1/8 - 3/8% on the unused portion of the total revolving credit commitment based on the "Leverage Ratio". As of September 30, 1997 the
                                        7
commitment fee was 1/8% on all unused revolving credit commitment. Additionally, if total borrowings (excluding long-term subordinated debt) exceed 36 times the Operating Cash Flow (as defined), the Company will be required to pay a closing fee of 1/2% on all new borrowings made after that point in time. In the event the total borrowings exceed 36 times Operating Cash Flow, any term note accruing interest at less than 7.5% is included in a "Trigger Event". The Company is obligated to pay the holders of such term notes a fee of 0.375% of the outstanding balance of the notes upon the occurrence of the Trigger Event and like amounts on the six month anniversary and the twelve month anniversary of the Trigger Event.

         The Company has a Term Credit Agreement dated February 26, 1997, with a group of banks providing for an aggregate principal amount of $48,490,000 to be repaid in 72 equal principal installments beginning January 31, 1997. Effective April 1, 1997, the variable interest rate on the remaining principal balance of the original $25,400,000 is accruing at the NY Prime rate less one-half of one percent, or 8.00%. Interest on the remainder is fixed, accruing at interest rates ranging from 8.25% to 8.36%.

         During 1992, the Company entered into a loan agreement and borrowed $2,000,000 solely for the repurchase of the Company's outstanding common stock (the "Stock Repurchase" Agreement). Currently, this commitment is being repaid in equal quarterly principal payments, plus interest, due through December, 1997. As of September 30, 1997, the amounts borrowed under the Stock Repurchase Agreement, are accruing interest at 7.69% and 8.00%.

         Substantially all of the Company's assets are pledged as collateral under the Company's long-term debt and loan agreements.

         The revolving credit lines are classified as long-term debt since the Company has the ability and the intent to maintain these obligations for longer than one year.

6.       SUBORDINATED LONG-TERM NOTES

         On June 30, 1994, the Company sold to one investor $15,000,000 of its 11.25% subordinated long-term notes in a private placement transaction (the "subordinated debt"). The subordinated debt is subordinated in right of payment to all current and future senior debt. Interest on the subordinated debt is to be paid quarterly, with principal due in five equal annual installments beginning on June 30, 2000.
                                        8

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

NET CASH PROVIDED BY OPERATING ACTIVITIES

         Net cash provided by operating activities for the first nine months of 1997 was $36,295,476 compared to $22,723,999 for the same period in 1996. This increase of $13,571,477 was primarily the result of the $12,565,504 increase in operating cash flow plus the $2,045,891 of additional cash generated from the change in assets and liabilities, offset by the $975,082 increase in interest expense related to the Company's investing activities.

NET CASH USED BY INVESTING ACTIVITIES

         Net cash used by investing activities for the first nine months of 1997 was $23,553,561 compared to $98,062,592 for the same period in 1996. This decrease was primarily the result of the Company's acquisition of Broadcast Partners in May of 1996. This decrease was also brought on by the Company's ability to utilize a build-up of subscriber equipment inventory created at the end of 1996, thus reducing the need for new purchases. This decrease was slightly offset by the purchase of 2,900 subscribers through two separate acquisitions in the first quarter of 1997.

         During the first quarter of 1997, the Company acquired 2,900 real-time commodity subscribers through two separate acquisitions. Approximately 500 of the subscribers were acquired from Market Quoters and Northern Data Services for $750,000 cash. The remaining 2,400 subscribers were acquired from Market Communications Group, LLC (MCG), a joint venture between Reuters America Inc., and Farmland Industries, Inc. The Company paid $3.6 million cash for the 2,400 subscribers, certain assets and certain assumed associated liabilities. In total, approximately $4.5 million was capitalized as intangible assets (goodwill) and the Company is amortizing using the straight line method over eight years. Also important with the MCG acquisition was the acquisition of the exclussive rights to resell relevant Reuters real-time news and information to the commodities, energy and metals markets.

         The Company had $26,106,207 of negative working capital compared to $14,551,621 for the first nine months of 1997 and 1996, respectively. This increase in working capital deficiency was primarily created by the growth in the current portion of long-term debt of $9,999,583 resulting from the debt related to subscriber acquisitions and the conversion of revolving debt to term notes at the end of the first quarter.

NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES

         Net cash provided (used) by financing activities resulted in a use of funds of $13,208,899 for the first nine months of 1997 and a source of funds of $75,286,682 for the same period of 1996. For the first nine months of 1997, the Company was able to pay down its debt by $16.1 million primarily due to the excess cash generated by operating activities and the ability to use existing inventory for its subscriber equipment needs. The source of funds needed for the first nine months of 1996 was primarily the result of the Broadcast Partners acquisition.


FACTORS THAT MAY AFFECT FUTURE RESULTS

INFLATION:
         The Company believes that inflationary trends have a limited effect on the business. However, since a large percentage of the Company's subscribers and revenues are related to agricultural industries, the general state of the agricultural economy may impact the Company's business operations and financial condition.

INDEBTEDNESS:
         The Company anticipates that internally generated cash flow and its bank credit lines will be sufficient to fund operating activities, capital expenditures and principal payments on long-term debt.

TECHNOLOGY:
         Although the business of the Company is subject to the continuous changes in technology, the Company is currently unaware of any new technology which is likely to replace its present electronic delivery systems and equipment at a competitive price.


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

REVENUES

         Total revenues for the third quarter and first nine months of 1997 increased 19% and 32% compared with the same periods of 1996. This increase was attributed to an 8% growth in subscribers at the end of third quarter 1997 to 155,700 from 144,100 in 1996 and a 10% increase in total revenue per subscriber per month from $63.28 for the third quarter of 1996 to $69.41 for the same period of 1997.

Subscriptions:
         Subscription revenue grew 24% for the third quarter of 1997 compared to the same period of 1996. For the first nine months of 1997, subscription revenue grew 39% over the first nine months of 1996. These increases were mainly due to the increases in total subscribers, the ability to move the subscribers to higher priced services and the acquisitions mentioned above.

Additional Services:
         Additional service revenue increased 6% and 20% during the third quarter and first nine months of 1997 over the same periods in 1996. These increases were the result of subscriber increases and an expanding list of services available on an "a la carte" basis.

Communication Services:
         Communication services revenue continued steady growth with a 13% and 14% increase during the third quarter and first nine months of 1997 compared to the same periods of 1996. This growth is primarily due to refiners continuing to send more messages and other communications to its wholesalers via the DTNergy services.

Advertising:
         Advertising revenue leveled off for the third quarter of 1997 compared to the third quarter of 1996. For the first nine months of 1997, advertising revenue grew 27% over the same period of 1996 primarily due to the larger subscriber base which advertisers find attractive, especially in the agricultural industries.

Service Initiation Fees:
         Service initiation fees revenue fell 28% and 17% for the third quarter and first nine months of 1997 compared to the same periods of 1996. The increased sales volume in these periods of 1997 over 1996, was offset by the recognition of previously deferred revenues during early 1996. These revenues were no longer deferred due to marketing costs exceeding the initiation fees.

EXPENSES

         Total expenses increased 16% and 27% for the third quarter and first nine months of 1997 compared to the same periods of 1996. The primary factor for this increase was the higher depreciation and amortization costs brought on by the subscriber acquisitions. In addition, expanding sales and distribution support areas have contributed to these increases.

Selling, General & Administrative:
         Selling, general and administrative expenses grew 23% during the third quarter of 1997 over the same period in 1996. As a percentage of revenue, these expenses were 50%, up from 48% one year earlier. On a per subscriber per month basis, these costs were $34.36 and $30.12 for the third quarter of 1997 and 1996 respectively. For the first nine months of 1997, selling, general and administrative expenses grew 27% over the same period of 1996.

Sales Commissions:
         Sales commissions showed a slight increase for the third quarter of 1997 compared to the third quarter of 1996. For the first nine months of 1997 over the same period of 1996, sales commissions grew 7% primarily due to the increased sales activities while being offset by a lower renegotiated DTNergy Commission agreement which is based on DTNergy revenues. As a percentage of revenue for the third quarter of 1997, commission expense decreased to 8% compared to 9% one year earlier.

Depreciation And Amortization:
         Depreciation and amortization expense rose 11% and 33% for the third quarter and first nine months of 1997 over the same periods of 1996. These increases were primarily due to subscriber equipment and intangible assets (goodwill) from the acquisitions and also by the increase in total subscribers. As a percentage of revenue for the third quarter of 1997, depreciation and amortization expense decreased to 33%, down from 35% for the same period of 1996.

Net Development Costs:
         Net development costs are defined as 1) market research activities, 2) the expenses of hardware and software engineering, research and development, and 3) the negative operating cash flow (prior to corporate allocations plus interest) of new services. These costs grew 3% during the first nine months of 1997 over the same period of 1996. For the third quarter of 1997 compared to 1996 these costs grew 6%.

OPERATING CASH FLOW

         Operating cash flow (operating income before depreciation and amortization expense) grew 17% in the third quarter of 1997 compared to the third quarter of 1996. For the first nine months of 1997, operating cash flow grew 45% over the same period of 1996. These increases can be attributed to the above mentioned growth in revenue and corresponding efficiencies gained in operating expenses. As a percentage of revenue, operating cash flow remained level at 43% for the third quarter of 1997 and 1996. For the first nine months of 1997, operating cash flow as a percentage of revenue increased to 43% up from 40% one year earlier. Operating cash flow as a percentage of revenue is one measurement the Company uses to monitor its success.

INTEREST EXPENSE

         Interest expense decreased by 11% for the third quarter of 1997 over the third quarter of 1996. For the first nine months, interest expense grew 16% from 1996 to 1997. This increase was primarily due to the $48.5 million of borrowings needed for the acquisition in May of 1996 offset by slightly lower interest rates.

NET INCOME (LOSS)

         Net income for the third quarter of 1997 was $571,800 or $.05 per share compared to a net loss of $260,003 or ($0.02) per share for the third quarter of 1996. For the nine months ended September 30, 1997, net income was $1,418,980 or $.12 per share compared to a net loss of $1,064,340 or ($.10) per share in 1996. These results were primarily due to increased revenues and improved efficiencies throughout the Company.

INCOME TAX PROVISION (BENEFIT)

         The Company's effective income tax rate was 36% for the third quarter and first nine months of 1997 compared with 21% and 33% for the same period in 1996.

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

Item 6.           EXHIBITS AND REPORTS ON FORM 8-K:
                  ---------------------------------

                  (a) Exhibits - 11 - Statement re computation of per share earnings.
                  (b)      Reports on Form 8-K
                           Filed a Shareholder Rights Plan on August 29, 1997.
                  (27)     Financial Data Schedule (Required)

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

                                    DATA TRANSMISSION NETWORK CORPORATION

                           By       /s/ Roger R. Brodersen
                                    --------------------------------------------
                                    Roger R. Brodersen
                                    Chairman and CEO

                           By       /s/ Greg T. Sloma
                                    --------------------------------------------
                                    Greg T. Sloma
                                    President and Chief Operating Officer

                           By       /s/ Brian L. Larson
                                    --------------------------------------------
                                    Brian L. Larson
                                    V.P., CFO, Secretary and Treasurer
Dated this 14th day of November, 1997.

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

Item 6.           EXHIBITS AND REPORTS ON FORM 8-K:
                  ---------------------------------

                  (a) Exhibits - 11 - Statement re computation of per share earnings.
                  (b)      Reports on Form 8-K
                           Filed a Shareholder Rights Plan on August 29, 1997.
                  (27)     Financial Data Schedule (Required)
SIGNATURE
---------

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on it's behalf by the undersigned thereunto duly authorized.

                                    DATA TRANSMISSION NETWORK CORPORATION

                           By

         Roger R. Brodersen
                                    --------------------------------------------
                                    Chairman and CEO

                           By
                                    Greg T. Sloma
                                    --------------------------------------------
                                    President and Chief Operating Officer

                           By
                                    Brian L. Larson
                                    --------------------------------------------
                                    V.P., CFO, Secretary and Treasurer
Dated this 14th day of November, 1997.

                                                                                                         Exhibit 11
-------------------------------------------------------------------------------------------------------------------


COMPUTATION OF NET INCOME (LOSS) PER SHARE
-------------------------------------------------------------------------------------------------------------------

                                                         Quarter Ended                     Nine Months Ended
                                              Sept. 30, 1997   Sept. 30, 1996      Sept. 30, 1997    Sept. 30, 1996
-------------------------------------------------------------------------------------------------------------------


Computation of income (loss)
  per common and common
  equivalent share:

 Net income (loss)                              $    571,800     $  (260,003)          $1,418,980      $(1,064,340)
                                                ============     ===========           ==========      ============


 Average shares outstanding                       11,115,532       11,008,838          11,086,773       10,536,556

 Add shares applicable to stock
  options & warrants (1)                           1,003,611                -             973,479                -

 Add shares  applicable to stock options & warrants prior to  conversion,  using average market
  price prior to conversion (1)                       13,660                -              11,793               -
                                                ------------     ------------          ----------      ------------

  Total Primary Shares                            12,132,803       11,008,838          12,072,045       10,536,556
                                                ============     ============          ==========      ===========

  Additional dilutive stock options
    using ending market price                         12,115                -              56,865                 -

Total Fully Dilutive Shares                       12,144,918       11,008,838          12,128,910       10,536,556
                                                ============     ============          ==========      ===========

Net income (loss) per common share:
  Primary earnings per share (1)                $       0.05     $     (0.02)          $     0.12      $     (0.10)
                                                ============     ============          ==========      ============

  Fully Dilutive earnings
   per share (1)                                $       0.05     $     (0.02)          $     0.12      $     (0.10)
                                                ============     ============          ==========      ============

-------------------------------------------------------------------------------------------------------------------


(1) Shares applicable to warrants and stock options are included in the calculation only when their impact is dilutive.

                                       16