Form 10-K
period 1997-12-31
DATA TRANSMISSION NETWORK CORP
filed 1998-03-31
CIK 790498

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K



(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Fiscal Year Ended December 31, 1997.

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

     The aggregate market value of voting stock (based upon the "bid" price as quoted on NASDAQ) of the registrant held by non-affiliates on March 1, 1998 was approximately $316,000,000.

     At March 1, 1998, the registrant had outstanding 11,200,549 shares of its common stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

1. Portions of the Registrant's Annual Report to Stockholders for the fiscal year ended December 31, 1997 are incorporated by reference into Parts I, II, and IV.

2. Portions of the Registrant's definitive Proxy Statement filed for the Registrant's Annual Meeting of Stockholders to be held April 22, 1998, are incorporated by reference into Part III.

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

     (b) Financial Information About Industry Segments:

         Not Applicable

     (c) Narrative Description of Business:

     Data Transmission Network Corporation (DTN) began operations in April 1984 and continues to provide comprehensive, time-sensitive information and communication services for a variety of industries. DTN services grew to 158,800 subscribers throughout the U.S. and Canada in 1997. The subscriber growth is attributed to the high retention rate of existing services and the addition of several new services in the agricultural, weather and financial service industries. A review of these services and the year's highlights for each industry are discussed in this report.

     The Company's subscription services are targeted at niche business markets and designed to be timely, simple to use, and convenient. The Company's distribution technology provides an efficient means of sending data and information from point to multi-point. The development of a cost-effective electronic satellite delivery system, plus a total commitment to customer service and information quality has enabled the Company to become a major player in the communications industry. The Company continues to invest time and money developing and enhancing its information distribution technology. These investments allow the Company to take advantage of many engineering and software advancements in an exciting and growing industry.


                       INFORMATION DISTRIBUTION TECHNOLOGY

     The Company is committed to researching and developing distribution technologies that cost effectively delivers the timely information that the Company's subscribers demand. DTN supports several information distribution technologies allowing the distribution (transmission) and receiving (capture, manipulation and display) of information. These technologies include small dish Ku-band satellite (Ku), FM radio side-band channels (FM), FAX, Cable TV (by using the vertical blanking interval, or VBI), e-mail and the Internet.

     The first technology used by the Company was FM radio side-band. The Ku technology was added in 1989, providing the ability to reach customers outside the geographic territory of the FM signal. FAX, VBI, e-mail and the Internet were added to further expand our distribution network.

     The Company provides all of the equipment necessary for subscribers to receive their service based on FM, Ku and VBI. The exception is DTN's new service, DTN Real^Time, where information is delivered via a new generation of proprietary hardware into a personal computer (PC), owned by the subscriber. This equipment includes a receiver, specifically built for the Company, a video monitor, FM antenna or a small 30" Ku-band satellite dish. A keyboard, mouse and printer may be provided depending on the service. DTN is responsible for the normal maintenance and repair of the subscriber equipment.

     Prior to 1992, the Company utilized a "page-based" receiver and monochrome system. The monochrome system translates the Company's data stream into text and is capable, depending on capacity, of receiving and displaying from 126 to 246 pages of information. The monochrome receiver is also capable of downloading information to a printer or computer.

     In 1992, the Company introduced the Advanced Communications Engine (ACE) receiver, a color graphics receiver system, expanding the unit's ability to provide information and communication services. The ACE receiver contains multiple processors for capturing, manipulating and displaying high resolution color pictures, graphics and text. A separate processor enables the unit to play audio clips for weather forecasts, voice advertisements or audio alarms set for when a futures contract reaches a pre-set price. In addition, this processor may send and retrieve information by using an internal modem connected to a phone line.

     The ACE receiver is also capable of downloading information to a printer or computer. This receiver is equipped with an internal hard drive allowing processed information to be stored, archived (versus frequent rebroadcasting) and displayed. The receiver's built-in control panel, keyboard or mouse allows subscribers to conveniently access this information.

     One unique aspect of the Company's information distribution technology is the computer software developed by the Company specifically for use with DTN receivers. This software manages information from a wide array of input sources, runs routines, sets priorities and then initiates transmissions to the satellite. The software can individually address each receiver unit placed with a subscriber, permitting the Company to transmit specific information to a specific subscriber or group of subscribers. The Company leases FM radio side-band channels, satellite channels and VBI space to deliver information to the Company's receivers used by its subscribers. All information is up-linked from Omaha to satellite (except Internet, FAX and other telephone delivery technology) and down-linked from the satellite to the subscriber based on the distribution technology.

     FM monochrome subscribers receive their services from an FM antenna that delivers the information via side-band signals transmitted from radio stations.

     On December 31, 1997, 12,500 subscribers were receiving the Company's services via FM distribution technology. The Ku subscribers utilize a 30" satellite dish, a direct down-link, to receive their information. On December 31, 1997, 143,300 subscribers were receiving the Company's services via Ku distribution technology.

     Early  in  1994,  the  Company  began  using a new  cable  TV  distribution technology involving vertical blanking intervals (VBI). The Company contracted with a major cable TV superstation to transmit information along with the station's TV signal. This technology eliminates the need for an FM antenna or satellite dish and is available to businesses or residences that are wired for cable TV and receive the superstation's service. On December 31, 1997, 2,000 subscribers were receiving the Company's services by VBI distribution technology.

     The Company has approximately 18,000 customers receiving information using FAX technology. The e-mail business is primarily a subscriber (an e-mail source) communicating specific messages to a group of subscribers. Currently, there are over 900 e-mail sources delivering over 1,500 pages of information to subscribers daily.

     Currently, DTN offers services via the Internet in the agriculture, produce, weather and finance service lines and plans to continue researching this information distribution technology. On December 31, 1997, 1,000 subscribers were receiving the Company's services by Internet distribution technology.

                               SERVICES OFFERED

     The Company's revenue is derived primarily from five categories: (1) monthly, quarterly or annual subscriptions, (2) optional services, (3) communication services, (4) advertising and (5) service initiation fees. The percentage of total revenue for each category over the last three fiscal years was:


                                     1997         1996         1995
                                     ----         ----         ----
        Subscriptions                80 %         76 %         74 %
        Optional services             5 %          6 %          6 %
        Communication services        8 %          9 %         11 %
        Advertising                   3 %          3 %          3 %
        Service Initiation Fees       4 %          6 %          6 %


     Subscription revenue is generated from monthly, quarterly or annual subscription fees for one of the Company's services. The Company offers a discount to subscribers who pre-pay their subscriptions annually. A more detailed review of each service is found later in this report.

     Optional services are offered to subscribers on an "a la carte" basis, similar to premium channels on cable TV. Information for these services is primarily provided by a third party with DTN receiving a share of the subscription revenue paid by the subscriber. Optional services revenue continues to grow in total dollars at a rate commensurate with the overall growth of the Company due, in part, to new technological innovations using the Internet, FAX and e-mail.

     The Company sells communication services allowing companies to cost-effectively communicate a large amount of timely information to their customers or field offices. This category includes revenue generated from FAX and e-mail services. Communication revenue continued to grow in total dollars and management believes this area offers opportunities for future growth.

     The Company sells advertising interspersed among the pages of news and information, similar to a newspaper or magazine. The advantage of an electronic advertisement over typical print media is the ability to change or replace the advertising message quickly and as frequently as market conditions dictate. Advertising revenue maintained the same percentage of total revenue due to rapid subscriber and subscription revenue growth as well as the addition of new services with available advertising space.

     Service initiation fees are one-time charges for new subscriptions depending on the service and the information distribution technology. DTN also charges an initiation fee for subscribers converting to another service (ie: from a monochrome FM to a Ku color service).

The Agricultural Industry

     The DTN Agricultural Services are DTN Ag Services, DTNstant, DTN PROduce and DTNiron. Within DTN Ag Services are DTN AgDaily, DTN ProSeries, DTN FarmDayta and DTN FarmDayta On Line.

                                         1997            1996            1995
                                     -----------     -----------     -----------
Revenues                             $87,600,000     $69,700,000     $45,000,000
Subscribers at year end                  120,500         116,200          77,400


     New subscriptions are primarily sold by the Company's national sales force of employee district sales representatives, in-house sales staff, and independent, commission-only sales representatives. The Company obtains leads for the sales force through telemarketing, direct mail, print media advertising and customer referrals.

     The main competition to these services is the combination of printed advisory services, radio, television, telephone, other satellite information services, online services and the changing of old information gathering habits.

     There are over 200 optional services available to agricultural subscribers. These services consist of advisory, informational and educational products as well as newswire, association and additional free services. DTN subscribers can customize their DTN unit to their specific needs by choosing from a broad mix of these "a la carte" services. DTN is continually developing new optional services to meet customer demands by listening closely to the marketplace and the customer.

     The Company markets these services through a combination of individual free trials, system-wide trials, on-screen advertising, direct mail, invoice stuffers, equipment stuffers and telemarketing. Optional Service subscriptions increased in 1997 fueled by these marketing campaigns and the increase in total DTN subscription sales. Optional service subscription prices range from $6 to $1,200 per quarter with the average subscription price of $60/quarter.

     Communication services (DTN InfoMail) plays an important role in providing a cost effective means to reach a large number of targeted customers daily. At the touch of a button, subscribers have instant access to messages 24 hours a day. Currently, there are over 900 InfoMail customers receiving information tailored to their specific needs. DTN InfoMail provides services for elevators, seed sales reps, agronomists, chemical sales reps and technical advisors, commodity brokers, processing plants, feedlots and anyone with a need to communicate to DTN subscribers.

     In 1997, the agricultural services sold over $3.7 million dollars in advertising to major players in the ag industry, ag chemical and seed companies, equipment and finance businesses. The color system capabilities, such as inter-activity and animation, continue to entice new advertisers. Advertising research in 1997 confirmed that DTN is an important player in the agricultural media field.

DTN Ag Services
     Approximately 80% of the Ag Services subscribers are farmers or livestock producers with the balance consisting primarily of grain elevators, agribusinesses, and financial institutions. Subscribers to DTN Ag Services farm nearly one third of the nation's total cropland and market more than 50% of the nation's cattle and hogs. DTN ag management believes the trend toward consolidation into larger farms as well as the government's move toward fewer agricultural price supports and an open market system, expands the need for agricultural information services. This expansion need provides for steady growth within DTN Ag Services.

AgDaily Service Review
     DTN AgDaily is an agricultural market information, quote and weather service. Subscribers receive delayed commodity futures and options quotes; local cash grain and livestock prices; selected regional and world weather updates; and a variety of daily analysis, commentary and news that affect grain and livestock prices.

     DTN AgDaily color graphics allows for an advanced weather segment with national and regional radar maps (updated every 15 minutes), infrared satellite cloud cover maps, precipitation, temperature, jet stream, surface wind and snow cover maps, and much more. The subscriber can custom design high resolution charts and/or select from a library that holds over 1,000 charts. The system is capable of custom programming the futures quotes pages to display only the quotes subscribers desire. The service also includes information segments for specific crop and livestock enterprises as well as general, business, sports and entertainment news.

     The DTN AgDaily color service also offers crop liability insurance and livestock profitability calculators by using the inter-activity feature allowing a subscriber to search a comprehensive database.

Pro Series Service Review
     DTN offers services with advanced features for the agricultural industry. The Pro Series' enhanced functionality includes a high interest window to view future or options quotes on any page, key word search that automatically searches the news story database for articles affecting the user's operation, a customized segment with up to five of the user's favorite pages, and a personal library serving as a customized archive segment.

     The DTN Pro Series includes six services: Weather Pro, News Pro, Chart Pro, Intraday Pro, Stock Pro and DTN Premier.

     Weather Pro is the "meteorological connection" to an array of current weather, forecast and satellite radar information. This service allows subscribers to choose from over 70 weather maps including detailed regional, state and zone forecasts. The Weather Pro service gives subscribers 32 programmable pages for creating their own unique weather information.

     News Pro is the "broadcast connection" to timely business, sports, entertainment, financial, and general news of the day. The service also provides an audio summary of the day's agricultural news. News Pro subscribers receive AP Online, a service of the Associated Press.

     Chart Pro is the "graphic connection" bringing a variety of information to the screen in an organized format allowing subscribers to analyze trends, patterns and cycles. This service includes 40 pages for programmable charts allowing the subscriber to create an extensive "chart book".

     Intraday Pro is the "trading connection" to the first low-cost system available with the ability to chart market sessions minute-by-minute during the trading day. This service allows subscribers to choose time intervals for charting to keep them abreast of the markets.

     Stock Pro is the "market connection" providing access to prices for over 50,000 issues of stocks, bonds and funds. This service includes stock quotes using either the quick quote feature or the programmable quotes pages. Additional features include a personal library for storing news and information and the high interest windows allowing subscribers to constantly monitor up to six futures, options, stock or bond quotes.

     DTN Premier combines Weather Pro, News Pro, Chart Pro and Intraday Pro into a comprehensive ag marketing and information package. DTN Premier Plus adds Stock Pro to the package targeting the farmer, rancher or agribusiness needing all the market information available in one convenient location.

DTN FarmDayta  Service  Review
     DTN FarmDayta was the principle asset acquired from the acquisition of Broadcast Partners in May 1996. Its content is very similar to DTN AgDaily. In fact, since its inception in 1990, DTN FarmDayta was the primary competition for DTN AgDaily. FarmDayta gives the Company a fully integrated agricultural service line with price entry points across a wide spectrum, expanding the marketing horizons for all DTN agricultural services. The Company maintains the DTN FarmDayta facilities, with nearly 100 employees, in Des Moines, Iowa.

     DTN FarmDayta is an agricultural market information, quote and weather service delivering delayed commodity futures and options quotes; local cash grain and livestock prices; selected regional and world weather updates; and a variety of daily analysis, commentary and news that affect grain and livestock prices.

     DTN FarmDayta Elite is an advanced version of DTN FarmDayta. Features include additional options quotes, charting, weather maps and a hard drive to store data in the receiver which is critical to maintaining storage of information during a power outage.

     DTN FarmDayta Elite Plus is an advanced service that includes the DTN FarmDayta Elite features and is similar in content to the DTN Pro Series. This service includes more advanced news (Reuters Headline News), quotes, weather (including motion and zoom capabilities) and programmable charts.

DTN FarmDayta On Line Service Review
     The Company introduced its first agricultural Internet service, DTN FarmDayta On Line, in 1996. DTN FarmDayta On Line is similar in content to DTN FarmDayta Elite Plus and is designed for the producer preferring to use his or her personal computer to receive information or is not able to utilize the traditional satellite-based system supplied by DTN. The market for subscription-based Internet services is relatively new yet FarmDayta On Line closed the year with over 1,000 subscribers.

     Information includes animated weather maps, satellite and summary maps, short and long range forecast maps, news commentary and analysis as well as unlimited access to futures and option quotes from all the major exchanges. Also available is commodities for energy, financial, currency, metals and other exchanges as well as instant access to daily, weekly and monthly commodity charts. Customization capabilities allow for organization of the most often used information for business decisions.

DTNstant Service Review
     DTNstant is a leader in providing satellite delivery of real-time futures and options quotes from the major commodity exchanges and headline commodity news from multiple sources such as the Associated Press, Futures World News and Bridge. The service also provides market-leading cash information, in-depth charting capabilities plus all the information available on the DTN AgDaily color service.

     In addition, the service provides information for the energy, metals, softs (i.e., orange juice, coffee, cocoa), transportation and lumber industries. DTNstant uses compatible software allowing the "pass thru" of data and graphics into a computer's local area network (LAN). With this capability, a DTN ACE receiver can feed information to multiple users/traders on the LAN. This "pass thru" software opens new markets by utilizing information distribution within a customer's LAN, enhancing analytical capabilities.

     Other valuable features are  user-programmable  formulas for data analysis,
high  interest  windows  to  include  news  stories,   and  increased   keyboard
functionality.

     DTNstant operates in a very competitive market with numerous national and regional providers of instant commodity quotes. The primary subscribers are commercial grain companies and elevators, feedlots, commodity brokers and commodity speculators. No other service in the industry offers a more comprehensive news and information service. Due to the character of this industry, the Company provides on-site service and installation by professional service technicians.

DTNiron Service Review
     DTNiron provides a cost-effective communication resource for the farm implement industry. DTNiron is an equipment locator and inventory management service providing a communication tool for farm implement dealers throughout the U.S and Canada.

     DTNiron provides detailed listings of farm implements and equipment for sale or needed by dealers. A listing remains on the system for a minimum of 30 days, renewable at the dealer's request. Subscribers receive industry news, financial information, economic indicators and information from the DTN AgDaily service. DTNiron also includes listings of construction equipment, trucks, trailers and other equipment found in the agricultural industry. The service provides listings for implement and equipment parts, especially hard to find parts. In addition, the service sorts listings by regions and provides hourly updates keeping information timely for DTN subscribers.

     DTNiron includes the Combine and Tractor Demand Monitor which provides the first widely distributed annual sales outlook for the tractor and combine manufacturers. This monthly economic study released to all DTNiron subscribers helps track the money-making trends in the industry. The Combine and Tractor Demand Monitor is released to the trade and agricultural press one or two days after release to DTNiron subscribers.

DTN PROduce Service Review
     DTN PROduce is an authority in providing the produce industry with the most timely information available. There are four major components to the DTN PROduce service. First is weather, the most critical information for the produce industry. Second is immediate pricing updates, formatted by commodity, growing area and terminal market. Third is transportation information with freight rates and daily truck availability for the major growing areas. Finally, the service provides a comprehensive news package including AP Online. Other key-industry news sources are "The Packer" and "The Produce News" in addition to credit information provided by the "Produce Reporter Company" and the "Red Book Credit Service".

     DTN PROduce maintains a price discovery network, DTNdexSM, that is the industry standard. Competition in this industry continues to focus on older technology, such as FAX machines.

     The entire produce food chain of growers, shippers, packers, brokers, retailers and institutions benefit from information provided by this service. A custom service for the produce grower is also available containing all the features of DTN PROduce except for transportation information and AP Online news. DTN PROduce expanded its service to the Internet in 1996 to accommodate seasonal and international customers unable to utilize the satellite dish technology.

DTN Cotton  Network  Service  Review
     In July of 1997, DTN acquired the customer base and other assets of "The Network", a communications company based in Lubbock, Texas. DTN Cotton
Network is an electronic cotton marketing system designed to operate on a user's personal computer using software developed specifically for cotton accounting and marketing.

     Users dial into a DTN data center via modem to upload bale ownership information and to list cotton for broadcast to prospective buyers. Information is broadcast via DTN Ku band satellite and passed through a serial port into personal computers located at both buyer and seller locations.


The Weather Industry

DTN Weather Center  Service  Review
     DTN Weather Center is a comprehensive weather information system designed to meet the weather information needs of many industries. Markets specifically targeted by DTN Weather Center are golf courses, turf management, emergency management, state transportation departments, public works departments, construction and aviation.




                                         1997            1996            1995
                                     -----------     -----------     -----------
Revenues                             $10,700,000     $ 5,600,000     $ 1,000,000
Subscribers at year end                   13,100           7,900           2,600


     DTN Weather Center introduced new products in 1997 designed especially for the marine, forestry and travel industry. DTN Weather Center provides more than 100 weather maps, 20 regional radar maps, including NEXRAD radar and infrared satellite photos and six satellite maps. The service provides short-range (immediate to 48-hour) forecasts, long-range (3-90 day) outlooks, and 10-day city forecasts for more than 550 cities in the U.S. and Canada. The service includes programmable capabilities to customize maps, and an archival section for saving maps.

     Optional services, such as AP Online News, newswires, industry association news and others are also available on all Weather Center services.

     DTN Weather Center is a critical ingredient in operational planning and staff decisions for industries where timely, accurate and accessible weather information are vital.

DTN Turf Manager Service Review
     DTN Weather Center Turf Manager is available to individuals and businesses involved in turf-related operations such as golf courses, lawn maintenance, landscaping and sod farms. This service provides the news, weather and chemical information needed for effective turf management.

     Chemical and Pesticide Press Turf Index is a unique feature providing an information database of more than 275 turf pesticides. Material Safety Data Sheets (MSDS) were recently added providing an even more valuable information service for subscribers.

     Thor Guard, the only lightning prediction system available, warns of lightning strikes before they happen and is now available as an optional service. Evapotranspiration Tables provide regional evaporation rates to plan for watering and chemical applications.

     ESPN Sports Ticker provides current golf related stories and results and AP Online provides more than 300 current news stories from four chapters, General, Business, Sports and Entertainment. The National Golf Course Directory includes a database of locations, phone numbers, course pros and course superintendents for all member courses.

     These features, along with the comprehensive weather information, provides a complete turf industry package.

DTN Aviation Center Service Review
     DTN Aviation Center is a comprehensive aviation weather package specially designed for pilots, airports and Fixed Base Operators (FBO's). DTN Aviation Center supplies airports, pilots and FBO's with the extensive flight-plan information found on many premier "online" systems.

     This package includes U.S. and regional depiction maps, 24-hour low-level significant weather prognosis, U.S. region winds and temperatures aloft and also METAR and TAF information. Subscribers use DTN Aviation Center during flight services to visualize current weather conditions while creating their flight plans. This service also aids in determining alternate route destinations.

     Subscribers choose from the Level I service, designed for the local/regional flyers up to 18,000 feet, or the Level II service, designed for pilots and airports flying nationally up to 45,000 feet. The Level II service also provides European flight information.

DTN Contractor Dayta  Service  Review
     DTN Contractor Dayta is designed for the construction industry and includes construction-related news and information providing a competitive advantage for subscribers. This service provides valuable weather information necessary for important day-to-day construction business decisions.

     Industry specific information includes general information, association and industry information, construction news, bids and resources and the contractor's exchange. Additionally, subscribers receive sports scores, sports highlights and financial indicators.

     The service provides a practical tool contributing to labor and material cost savings and effective management of scheduling and staffing for the construction industry.

 DTN Forestry Center Service Review
     DTN Forestry Center combined efforts with the U.S. Forest Service to provide critical forest fire information to subscribers. Previously, district forest service offices relied on a modem network assembled in the late 1960's for crucial information on forest fire locations and fire weather forecasts. With DTN Forestry Center, forest service district managers quickly access fire weather text bulletins along with a comprehensive set of weather maps.

     Bulletins provided for the forest service market are: Forest Weather Forecasts; Red Flag Warnings; Fire Danger Indexes; Fire Weather Observations; and Fire Weather Notices. A special chapter of fire weather maps provides additional information such as: Haines Fire Index; Current and Forecast Relative Humidity; Current and Forecast Wind Speed & Direction; upper air analysis from 5,000 to 10,000 feet; and moisture index information from both the Crop Moisture Index and Palmer Drought Index.

DTN Marine Center Service Review
     DTN Marine Center is a provider of satellite-delivered weather information for all areas of the marine industry.

     The service provides information necessary for cost-effective, efficient decision-making regarding towing, shipping, salvage, service and recreation. The service includes Lake and Marine Text Bulletins, Buoy Reports, Lake and Marine Maps and Tide Tables as well as general weather information and sea conditions. Optional Services are also available as service add-ons providing additional means for a more complete information and weather package.

DTN Travel Center Service Review
     DTN Travel Center is an interactive hotel quest service designed for the hospitality and travel industries. The service targets hotels and motels with 50+ rooms and includes NEXRAD Real-Time Radar Maps, travel forecasts and road conditions, detailed city and national forecasts, national and world news, sports and sports scores. In addition, the service provides business and financial news and market quotes and indexes.

     DTN Travel Center provides a comprehensive weather and news information package for the traveler whether he or she is on business or vacationing.


The Financial Services Industry

     DTN Financial Services offers four services, DTN Real^Time, DTN SPECTRUM, DTN Wall Street, and DTN FirstRate. There are a variety of Optional Services available to Financial Service subscribers providing stock selection and timing advice, earnings estimates, fundamental stock market data, U.S. Treasury quotes and other financial market-related services.

                                         1997            1996            1995
                                     -----------     -----------     -----------
Revenues                             $10,300,000     $ 8,600,000     $ 6,100,000
Subscribers at year end                   12,900          11,300           9,600


     DTN Financial Services revenue grew 20% during 1997, adding to its bullish 26% compounded revenue growth for the past 5 years.

     The main objective for Financial Services is providing comprehensive, in-depth financial information at an affordable cost to its subscribers. This objective is critical due to the highly competitive nature of the business. Contents of all DTN Financial Services are broader in scope and cost less than competitive services. The "a la carte" optional services offered to subscribers give them an even greater variety of information. This combination allows the services to maintain its competitive advantage in the market.

DTN Real^Time Service Review
     DTN Real^Time delivers real-time stock and stock option quotes as well as real-time futures quotes, fixed income government securities quotes, market statistics and indicators, news, commentary and other time-sensitive financial market information. The service is delivered at a rate of nearly 12,000 characters per second, roughly four times faster than a computer modem operating at 28.8 kbs, the speed investors rely on to receive Internet-based quote services. DTN Real^Time is two to more than four times faster than other dedicated, competitive, real-time quote services.

     DTN Real^Time is the first DTN service delivered directly via proprietary hardware to a personal computer. Previously, DTN services displayed information on the DTN proprietary systems or stand-alone units. If desired, text and data are "passed thru" these units to a PC using various software packages.

     Subscribers are offered, at no additional cost, the option of using DTN Chameleon, an exclusive software package compatible with Windows 95(R) to display market data, news and other financial information delivered by DTN Real^Time. DTN Chameleon software also provides market condition alarms, news alerts and archiving, charting and portfolio monitoring. There are several other popular third-party software programs available for formatting, manipulating, analyzing and displaying market data and news on a single PC or networked PC's.

DTN SPECTRUM Service Review
     DTN SPECTRUM is an enhanced version of DTN Wall Street utilizing the ACE technology. The service provides advanced quote selection and custom programming along with alarms, news search and charting capabilities appealing to a broad market of individual investors and investment professions.

     DTN SPECTRUM is very well received by new subscribers as well as existing DTN Wall Street subscribers choosing to "switch-up" to the advanced SPECTRUM features.

     An extension of DTN SPECTRUM is the DTN SPECTRUM R-T service. DTN SPECTRUM R-T provides real-time futures and commodity quotes along with exchange delayed stock quotes, news and other information.

DTN Wall Street Service Review
     DTN Wall Street provides exchange-delayed quotes on stocks, bonds, mutual and money market funds, futures, interest rates, currencies and real-time index quotes. This service also provides in-depth economic, financial and business news and other time-sensitive financial market information such as company-specific news and earnings. The service allows subscribers to custom program the system to track their selection of financial quotes.

     The majority of subscribers to DTN Wall Street are individual investors, independent brokers, financial advisors and financial institutions. The primary competition for DTN Wall Street is satellite, TV cable (VBI), Internet and dial-up quote services.

DTN  FirstRate  Service  Review
     DTN FirstRate is a service for the mortgage industry providing wholesale mortgage rates in an easy-to-use standard format and intra day interest rate information indicating the direction of mortgage loan rates. This service also provides subscribers with snapshots of real-time rates from Fannie Mae and Freddie Mac plus other news, commentary and analysis for mortgage lenders.

     DTN FirstRate+ is an enhanced color version of DTN FirstRate. This service provides additional features which are well-received by subscribers, such as keyword search, quick quote, alarms and zoom capabilities for weather.

     DTN FirstRate is marketed by DTN Financial Services' institutional sales group (a select group within the National Sales Force).


The Energy Industry

     Energy related services include DTNergy for the refined fuels, natural gas industries and electric industries.

                                         1997            1996            1995
                                     -----------     -----------     -----------
Revenues                             $14,300,000     $12,200,000     $10,000,000
Subscribers at year end                    8,400           7,700           7,100


DTNergy Service Review
     DTNergy provides pricing information and communication services for the refined fuels industry. This service consists of several pages of delayed energy futures and options quotes plus selected news and financial information.

     DTNergy is designed to connect refiners (producers of refined fuels) to wholesalers (distributors of refined fuels). The refiner sends refined fuel prices to wholesalers authorized to receive this information. The refiner is also capable of sending terminal alerts, electronic funds transfer notifications, invoices, and other communications to the wholesaler. The DTNergy system carries more than two million messages a month for this industry. Subscribers also select from a variety of optional services providing even more prices or news related to the petroleum industry.

     The strength of the DTNergy Refined Fuel service is the ability to deliver, within seconds, accurate refiner terminal prices and other vital communications to the wholesalers. This service is more reliable, timely and less expensive than the competition, which utilize telephone-delivered printer-only systems and FAX services.

     DTNergy generates revenue from two primary sources, the wholesaler and the refiner. Wholesalers currently pay a monthly subscription fee of $40.00 for the monochrome Ku-band satellite service. Refiners pay fees based on the number and length of communications sent to wholesalers.

     DTNergy also provides an information service for the natural gas and electric industries. Subscribers receive instant or delayed NYMEX energy futures and options quotes, a comprehensive weather package and industry specific news and market information. This service targets energy producers and generators, transporters, marketers, utilities and larger energy consumers.


The Auto Industry

DTNauto Service Review
     DTNauto is a communication and information service for the automobile industry. This service offers automobile dealers precision information for valuing trade-ins and locating used car inventory. DTNauto provides a host of convenient features for the industry such as the ability for automobile auction companies and manufacturers to communicate directly with the dealers.

     DTNauto provides information on more than 125 pre-auction automobile listings (AuctionNet), results of past auctions, new and used car industry news, weather and other news. The service allows subscribers to perform searches of upcoming and past auction listings for specific automobile information.

     DTNauto offers a variety of optional services providing information on credit reporting (CREDCO), vehicle histories (CARFAX), warranty information (The Warranty Guide) and residual value of leased vehicles (Lease Guide). CARFAX and CREDCO optional services extensively utilize the internal modem to send and receive information. These services create a comprehensive information service placing the "subscriber in the driver's seat".

     DTNauto is marketed by DTNauto sales specialists (a select group within the National Sales Force).


DTN Joint Venture Services

     DTN joined forces with several companies to market their services using DTN technology. These services are TracElectric, DAT Transportation Terminal and DTN Missing Children Information Center (MCIC).

Trac Electric Service Review
     TracElectric is an equipment locator service for the electrical equipment industry. This service provides over 100 pages of new, remanufactured, surplus and used electrical equipment listings. The service connects buyers and sellers throughout the U.S. and Canada.

DAT  Service  Review
     The DAT (Dial-A-Truck) Transportation Terminal service, located in Beaverton, Oregon, is an information communication system for the trucking industry. The service provides load and truck matching performed on a database of 50,000 listings updated daily.

     DAT allows subscribers to input listings into the DTN receiver and send this information to a database using the internal modem. The service provides subscribers with the ability to perform extensive searches to locate loads and trucks and to set alarms alerting users of a match.

     The service also provides regional radar maps of major highways and interstate systems, transportation news, diesel fuel prices and other financial information related to the trucking industry.

     DAT targets all freight brokers and carriers throughout the U.S. and Canada.

DTN Missing Children Information Center Service Review
     DTN  Missing   Children   Information   Center  (MCIC)   provides   instant
transmission of data regarding children in danger to local, regional, national and Canadian outlets.

     In an effort to assist parents, police and the National Center for Missing and Exploited Children locate missing children and the criminals involved, photos and information regarding these children are posted as a public service on all DTN color systems.


                                 EMPLOYEE DATA

     At December 31, 1997 the company had approximately 900 full and part-time employees.

     (d) Financial  Information about Foreign and Domestic Operations and Export
Sales:

         Not applicable

ITEM 2. PROPERTIES.

     The Company leases its executive and administrative offices in Omaha, Nebraska. Approximately 108,000 square feet of office space is leased for these offices for periods up through May 2005. The Company also occupies approximately 19,000 square feet of office space located in Urbandale, Iowa, through the Broadcast Partners acquisition.

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

     The  information  set  forth  in  Footnote  10  "Leases"  on page 48 of the
Company's  1997  Annual  Report  to  Stockholders  is  incorporated   herein  by
reference.

ITEM 3. LEGAL PROCEEDINGS.

     The Company is not a party to nor is its property subject to any material pending legal proceedings, other than ordinary routine litigation incidental to its business.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matter was submitted to a vote of the security holders of the Company during the fourth quarter of the fiscal year ended December 31, 1997.

                      EXECUTIVE OFFICERS OF THE REGISTRANT

         Information on the current executive officers of the company is as follows:

                                                                     Year Joined
      Name                             Title                   Age   the Company
-------------------          -------------------------         ---   -----------

Roger R. Brodersen           Chairman of the Board and          52       1984
                              Chief Executive Officer

Greg T. Sloma                President and Chief                46       1993
                               Operating Officer

Robert S. Herman             Senior Vice President              45       1984
                             Research and Technology

Roger W. Wallace             Senior Vice President and          41       1984
                             Co-President, Ag Division

James J. Marquiss            Senior Vice President and          53       1986
                             Co-President, Ag Division

Charles R. Wood              Senior Vice President and          57       1989
                             President, Financial Services

Keith A. Cook                Vice President, Auto Services      59       1986

William R. Davison           Vice President and                 43       1989
                             President, Ag Division

Scott A. Fleck               Vice President and                 30       1991
                             Director of Engineering

H. Wade German               Vice President,                    56       1992
                             Business Research

Brian L. Larson              Vice President, Chief Financial    37       1993
                             Officer, Secretary and Treasurer

Gordon R. Lundy              Vice President and                 59       1990
                             President, Energy Services

James G. Payne               Vice President, Services Support   42       1990
                                and Special Projects

The executive officers serve annual terms, and are elected by the board of directors at their annual board of directors meeting in April of each year.

                                     PART II

ITEM 5.           MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
                  STOCKHOLDER MATTERS.

     Information concerning the market for the Company's common stock, the number of stockholders of record and the Company's dividend history is on pages 51 and 53 of the Company's 1997 Annual Report to Stockholders and is incorporated herein by reference.

     Over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not necessarily represent actual transactions.

     The company's most restrictive loan covenant restricts cash dividend payments to 27% of net income after taxes in the previous four quarters.

ITEM 6.           SELECTED FINANCIAL DATA.

     Selected financial data for the Company is on page 28 of the Company's 1997 Annual Report to Stockholders and is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     Management's discussion and analysis of and results of operations is on pages 29 through 35 of the Company's 1997 Annual Report to Stockholders and is incorporated herein by reference.

ITEM 8.           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     The financial statements of the Company, together with the Independent Auditors' Report, are on pages 37 through 48 of the Company's 1997 Annual Report to Stockholders and are incorporated herein by reference.

     Supplementary quarterly financial information is on page 33 of the Com-pany's 1997 Annual Report to Stockholders and is incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None

                                    PART III

ITEM 10.          DIRECTORS OF THE REGISTRANT.

     Information concerning the present directors of the Company and all persons nominated to become directors at the Annual Meeting of Stockholders of the Company to be held April 22, 1998, is contained in the section captioned "Election of Directors" of the Proxy Statement for such annual meeting. Such section is on pages 2 through 3 of such Proxy Statement, and is incorporated herein by reference. Information concerning the registrant's executive officers is furnished in a separate item captioned "Executive Officers of the Company", included in Part I of this Form 10-K.

Compliance With Section 16(a) Of The Exchange Act

     Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires the Company's directors, executive officers and holders of more than 10% of the Company's common stock to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company. The Company believes that during the fiscal year ended December 31, 1997, its executive officers, directors and holders of more than 10% of the Company's common stock complied with all Section 16(a) filing requirements, except that Mr. Herman filed one late report covering one transaction. In addition, Mr. Brodersen filed a Form 5 reporting three transactions which he inadvertently failed to report or incorrectly reported in 1991, 1994 and 1996. In making these statements, the Company has relied solely upon a review of Forms 3 and 4 fur-nished to the Company during its most recent fiscal year, Forms 5 furnished to the Company with respect to its most recent fiscal year, and written representations from reporting persons that no Form 5 was required.

ITEM 11.       EXECUTIVE COMPENSATION.

     Information concerning executive compensation paid by the Company is contained in the sections captioned "Executive Compensation" and "Compensation Committee Report on Executive Compensation" on pages 7 through 11 of the Proxy Statement for the Annual Meeting of Stockholders of the Company to be held April 22, 1998, and is incorporated herein by reference.

ITEM 12.       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
               MANAGEMENT.

     Information concerning the ownership of equity securities of the Company by certain beneficial owners and management is contained in the sections captioned "Ownership By Certain Beneficial Owners" and "Election of Directors" on pages 2 through 6 of the Proxy Statement for the Annual Meeting of Stockholders of the Company to be held April 22, 1998, and is incorporated herein by reference.

ITEM 13.       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     Information concerning transactions with management and others and indebtedness of management is contained in the section captioned "Transactions with Management" on page 12 of the Proxy Statement for the Annual Meeting of Stockholders of the Company to be held April 23, 1998 and is incorporated herein by reference.

                                     PART IV

ITEM 14.       EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS
               ON FORM 8-K.

(A)  1.  Financial Statements:

     The Registrant's financial statements, together with the Independent Auditors' Report, are incorporated herein by reference to the 1997 Annual Report to Stockholders, pages 27 through 48. With the exception of the aforementioned information and the information incorporated by reference into Items 2,5,6,7 and 8 of this report, the Annual Report to Stockholders for the year ended December 31, 1997, is not to be deemed filed as a part of this report. The supplemental financial information listed below should be read in conjunction with the financial statements in the Annual Report to Stockholders for the year ended December 31, 1997.

(A)  2.   Financial Statement Schedule:                                    Page

          Auditors' Report on Financial Statement Schedule                   23

          Schedule
           Number                 Description of Schedule
          ---------           ----------------------------------
              II               Valuation and Qualifying Accounts             24

     All other schedules are omitted because they are not applicable or not required, or because the required information is included in the financial statements or notes thereto.

(B)  Reports on Form 8-K:

     1. The Registrant filed a report on 8-K dated August 29, 1997 related to the Shareholder Rights Plan between Registrant and First National Bank of Omaha, as Rights Agent.

     No reports on Form 8-K were filed by the Registrant during the fourth quarter of the year ended December 31, 1997.

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

                    (k)      Independent   Sales  Representative  Agreement
                             dated March 28, 1990 between the Registrant and Phil Huston.

                    (l) First Amendment dated March 1, 1991 to Indepen-dent Sales Representative Agreement dated
                             March 28, 1990 between Registrant and Phil Huston.

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

                    (y) Lease agreement dated August 30, 1994 between Registrant and The Prudential Insurance Company of America.

                    (z) First Amendment to lease agreement dated August 30, 1994 among the Registrant and The Prudential Insurance Company of America.

                    (aa)     Senior  Subordinated  Note dated June 30, 1994
                             between  the  Registrant   and  Equitable   Capital
                             Private Income & Equity Partnership II, L.P.
          (These documents are included as exhibits to the Registrant's Annual Report on Form 10-K as filed March 28, 1995).

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

                    (aj) First Amendment to Senior Subordinated Notes and Warrant Purchase Agreement dated June 30, 1994 between Registrant and Equitable Capital Private Income and Equity Partnership II, L.P.
          (These documents are included as exhibits to the Registrant's Annual Report on Form 10-K as filed March 22, 1997).

                    (ak)     Independent  Sales  Representative  Agreement
                             dated  September  1,  1997,   between   Registrant,
                             Huston, Inc., and Phil Huston.

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

                    (ao)     Revolving  Credit   Agreement  dated  June 28,
                             1997, between the Registrant and a group of banks.

                    (ap)     First   Amendment  to  the  Revolving   Credit
                             Agreement   dated  June  28,   1997,   between  the
                             Registrant and a group of banks.

                    (aq)     Second   Amendment  to  the  Revolving  Credit
                             Agreement   dated  June  28,   1997,   between  the
                             Registrant and a group of banks.

                    (ar) Term Credit Agreement dated May 3, 1997, between the Registrant and a group of banks.

                    (as) First Amendment to the Term Credit Agreement dated May 3, 1997, between the Registrant and a group of banks.

                    (at) Second Amendment to the Term Credit Agreement dated May 3, 1997, between the Registrant and a group of banks.

                    (au) Third Amendment to the Term Credit Agreement dated May 3, 1997, between the Registrant and a group of banks.

                    (av) Restated Security Agreement dated May 3, 1997, between the Registrant and a group of banks.

                    (aw)     First  Amendment  to  the  Restated   Security
                             Agreement dated May 3, 1997, between the Registrant and a group of banks.

                    (ax) Second Amendment to the Restated Security Agreement dated May 3, 1997, between the Registrant and a group of banks.

                    (ay)     Third  Amendment  to  the  Restated   Security
                             Agreement dated May 3, 1997, between the Registrant and a group of banks.

                    (az)     Second Amendment to  the Senior  Subordinated
                             Notes and Warrant Purchase Agreement dated June 30, 1994, between the Registrant and Equitable Capital Private Income and Equity Partnership II, L.P.
          (These documents are included as exhibits to the Registrant's Annual Report on Form 10-K as filed March 27, 1997).

                    (ba) Fifth Amendment to Employee Stock Option Plan of 1989 (amends Exhibit 10(b).
          (This document is included as an exhibit to the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on April 23, 1997).

                    (bb) Purchase and Sale of Assets Agreement dated January 2, 1997, between the Registrant, and Northern Data Communications and Market Quoters, Inc.

                    (bc) Purchase and Service Agreement dated October 24, 1997, between the Registrant and the Arkansas Farm Bureau.

                    (bd)    Purchase and Restrictive Covenant Agreement dated
                             March 14, 1997, between the Registrant and Market Communications Group, LLC.

                    (be) Asset Purchase Agreement dated July 1, 1997, be-tween the Registrant and Cotton Communications Network, Inc.

                    (bf) Fifth Amendment to the lease agreement dated May 2, 1995, between the Registrant and LAFP-SF, Inc.,
                             successors   in  interest   to  The  Prudential
                             Insurance Company of America.

                    (bg) Sixth Amendment to the lease agreement dated May 2, 1995, between the Registrant and LAFP-SF, Inc.,
                             successors   in  interest   to  The  Prudential
                             Insurance Company of America.

                    (bh) Seventh Amendment to the lease agreement dated May 2, 1995, between the Registrant and LAFP-SF, Inc., successors in interest to The Prudential Insurance Company of America.

                    (bi)     Eighth Amendment to the lease agreement dated
                             May 2, 1995, between the Registrant and LAFP-SF, Inc., successors in interest to The Prudential Insurance Company of America.

                    (bj) Ninth Amendment to the lease agreement dated May 2, 1995, between the Registrant and LAFP-SF, Inc.,
                             successors   in  interest   to  The  Prudential
                             Insurance Company of America.

                    (bk) Tenth Amendment to the lease agreement dated May 2, 1995, between the Registrant and LAFP-SF, Inc., successors in interest to The Prudential Insurance Company of America.

                    (bl) 1997 Revolving Credit Agreement dated February 26, 1997, between the Registrant and a group of banks.

                    (bm)     First Amendment to the 1997 Revolving Credit Agree-
                             ment  dated   February   26,   1997,   between  the
                             Registrant and a group of banks.

                    (bn) Second Amendment to the 1997 Revolving Credit Agreement dated February 26, 1997, between the Registrant and a group of banks.

                    (bo) 1997 Term Credit Agreement dated February 26, 1997 between the Registrant and a group of banks.

                    (bp) 1997 Security Agreement dated February 26, 1997 be-tween the Registrant and a group of banks.

                    (bq) Sixth Amendment to Non-Employee Directors Stock Option Plan (amends Exhibit 10(c)).

                    (br) Seventh Amendment to Non-Employee Directors Stock Option Plan (amends Exhibit 10(c)).

          (12)      Not applicable.
          (13)      Registrant's 1997 Annual Report to Stockholders.
                    (This document is hereby incorporated by reference.)
          (16)      None.
          (18)      None.
          (21)      None.
          (22)      None.
          (23)      Consent of Deloitte & Touche LLP.
          (24)      None.
          (27)      Financial Data Schedule.
          (28)      None.
          (99) Proxy Statement for the Annual Meeting of Stockholders of the Registrant to be held April 22, 1998.
                    (This document is hereby incorporated by reference.)

                                   SIGNATURES
                                   ----------

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Data Transmission Network Corporation,
a Delaware Corporation


By:     /s/ Roger R. Brodersen
        ----------------------
        Roger R. Brodersen
        Chief Executive Officer

Dated March 30, 1998.

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


By:     /s/ Roger R. Brodersen                                    March 30, 1998
        ------------------------------
        Roger R. Brodersen, Chairman of the
        Board, Chief Executive Officer
        and Director


By:     /s/ Greg T. Sloma                                         March 30, 1998
        ------------------------------
        Greg T. Sloma, President and
        Chief Operating Officer
        and Director


By:     /s/ Roger W. Wallace                                      March 30, 1998
        ------------------------------
        Roger W. Wallace, Senior Vice
        President, Co-President-Ag
        Division and Director


By:     /s/ Robert S. Herman                                      March 30, 1998
        ------------------------------
        Robert S. Herman, Senior Vice
        President and Director


By:     /s/ Brian L. Larson                                       March 30, 1998
        ------------------------------
        Brian L. Larson, Vice President,
        Chief Financial Officer,
        Secretary and Treasurer


By:     /s/ David K. Karnes                                       March 30, 1998
        ------------------------------
        David K. Karnes, Director


By:     /s/ J. Michael Parks                                      March 30, 1998
        ------------------------------
        J. Michael Parks, Director


By:     /s/ Jay E. Ricks                                          March 30, 1998
        ------------------------------
        Jay E. Ricks, Director

INDEPENDENT AUDITORS' REPORT



Board of Directors and Stockholders
Data Transmission Network Corporation
Omaha, Nebraska




     We have audited the financial statements of Data Transmission Network Corporation as of December 31, 1997 and 1996, and for each of the three years in the period ended December 31, 1997 and have issued our report thereon dated February 6, 1998, such financial statements and report are included in the 1997 Annual Report to Stockholders and are incorporated herein by reference. Our audits also included the financial statement schedule of Data Transmission Network Corporation, listed in Item 14(a)2. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.





DELOITTE & TOUCHE LLP


Omaha, Nebraska
February 6, 1998
                                       23

                                                                     Schedule II

                      DATA TRANSMISSION NETWORK CORPORATION

                        VALUATION AND QUALIFYING ACCOUNTS

                  YEARS ENDED DECEMBER 31, 1997, 1996, AND 1995

                                 Balance at               Charged to              Balance at
                                 Beginning   Charged to     Other                     End
Description                      of Period   Expenses      Accounts   Deductions   of Period
-----------------------------    ---------   ----------   ----------  ----------  ----------

Allowance for doubtful
 accounts:

Year ended December 31, 1997:    $520,000    $842,000         -        $552,000    $810,000

Year ended December 31, 1996:    $300,000    $672,000         -        $452,000    $520,000

Year ended December 31, 1995:    $220,000    $358,000         -        $278,000    $300,000


                                                                      Exhibit 23



INDEPENDENT AUDITORS' CONSENT








     We consent to the incorporation by reference in Registration Statements No. 33- 50406 and No. 33-50412 of Data Transmission Network Corporation on Forms S-8 of our reports dated February 6, 1998, appearing in and incorporated by refer-ence in this Annual Report on Form 10-K of Data Transmission Network Corporation for the year ended December 31, 1997.




DELOITTE & TOUCHE LLP


Omaha, Nebraska
March 27, 1998
                                       25