Form 10-Q
period 1998-03-31
DATA TRANSMISSION NETWORK CORP
filed 1998-05-15
CIK 790498

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


                   Quarterly Report under Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934


For Quarter Ended                                  March 31, 1998

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


                    Yes   X                               No
                        -----
Number of shares of common stock outstanding as of May 14, 1998...11,315,311.



                                 BALANCE SHEETS
-------------------------------------------------------------------------------------------------------------------------

                      Data Transmission Network Corporation

                Period ended March 31, 1998 and December 31, 1997
UNAUDITED                                                         1998                        1997
-------------------------------------------------------------------------------------------------------------------------
Assets

Current Assets
 Cash                                                             $    623,619                $    837,170
 Accounts receivable, net of allowance for
  doubtful accounts of $810,000                                      9,206,337                   7,629,296
 Prepaid expenses                                                      841,758                     825,577
 Deferred commission expense                                         3,173,672                   3,302,972

       Total Current Assets                                         13,845,386                  12,595,015

Property and Equipment
 Equipment Used By Subscribers                                     230,399,091                 224,620,148
 Equipment and Leasehold Improvements                               24,807,184                  23,155,237

                                                                   255,206,275                 247,775,385
 Less: Accumulated Depreciation                                    144,855,569                 135,265,090

  Net Property and Equipment                                       110,350,706                 112,510,295

Intangible Assets from Acquisitions, net of accumulated
 amortization of $11,229,668 and $9,728,684                         33,943,568                  34,764,802
Other Assets                                                         2,389,754                   2,560,786

                                                                  $160,529,414                $162,430,898
--------------------------------------------------------------------------------------------------------------------------
Liabilities and Stockholders' Equity
Current Liabilities
 Accounts payable                                                 $  7,046,101                $  6,985,053
 Accrued expenses                                                    5,921,516                   5,319,506
 Current portion of long-term debt                                  24,279,583                  21,810,833

       Total Current Liabilities                                    37,247,200                  34,115,392

Long-Term Debt                                                      64,806,248                  58,248,540
Subordinated Long-Term Notes, net of unamortized
 discount of $0 and $357,170                                             -                      14,642,830
Equipment Deposits                                                     472,756                     484,017
Unearned Revenue                                                    25,125,497                  22,743,946

Stockholders' Equity
 Common stock, par value $.001 authorized
  20,000,000 shares, issued 11,236,037 and 11,148,052                   11,236                      11,148
 Paid-in capital                                                    31,997,609                  31,326,683
 Retained earnings                                                     868,868                     858,342

       Total Stockholders' Equity                                   32,877,713                  32,196,173

                                                                  $160,529,414                $162,430,898
----------------------------------------------------------------------------------------------------------------------------------

See notes to interim financial statements



                            STATEMENTS OF OPERATIONS
---------------------------------------------------------------------------------------------------------------------------

                      Data Transmission Network Corporation

                      Quarter ended March 31, 1998 and 1997
UNAUDITED                                                         1998                        1997
---------------------------------------------------------------------------------------------------------------------------

Revenues
 Subscriptions                                                    $ 27,744,227                $ 23,109,539
 Additional services                                                 1,775,949                   1,638,786
 Communication services                                              2,701,053                   2,313,358
 Advertising                                                         1,091,996                   1,176,732
 Service initiation fees                                             1,111,922                   1,228,458

       Total Revenue                                                34,425,147                  29,466,873

Expenses
 Selling, general and administrative                                16,880,366                  13,992,613
 Sales commissions                                                   2,760,054                   2,333,055
 Depreciation and amortization                                      11,083,416                  10,211,971

       Total Expense                                                30,723,836                  26,537,639

Operating Income                                                     3,701,311                   2,929,234
 Interest expense                                                    2,026,712                   2,394,864
 Other income, net                                                      23,807                      32,249

Income Before Income Taxes                                           1,698,406                     566,619
 Income tax provision                                                  611,000                     205,000

Income Before Extraordinary Item                                     1,087,406                     361,619

Extraordinary Item, net of tax (6)                                   1,076,880                        -

Net Income                                                        $     10,526                $    361,619
---------------------------------------------------------------------------------------------------------------------------

Basic Income Per Share
 Income before Extraordinary Item                                 $       0.10                $       0.03
 Extraordinary Item                                                      (0.10)                       -
---------------------------------------------------------------------------------------------------------------------------

 Net Income                                                       $       0.00                $       0.03
---------------------------------------------------------------------------------------------------------------------------

Diluted Income Per Share
 Income before Extraordinary Item                                 $       0.09                $       0.03
 Extraordinary Item                                                      (0.09)                       -
---------------------------------------------------------------------------------------------------------------------------

 Net Income                                                       $       0.00                $       0.03
---------------------------------------------------------------------------------------------------------------------------

Basic Shares Outstanding                                            11,196,999                  11,054,973
---------------------------------------------------------------------------------------------------------------------------

Diluted Shares Outstanding                                          12,130,968                  12,014,402
---------------------------------------------------------------------------------------------------------------------------

See notes to interim financial statements.


                            STATEMENTS OF CASH FLOWS
---------------------------------------------------------------------------------------------------------------------------

                      Data Transmission Network Corporation

                      Quarter ended March 31, 1998 and 1997
UNAUDITED                                                         1998                        1997
---------------------------------------------------------------------------------------------------------------------------

Cash Flows from Operating Activities
 Net income                                                       $     10,526                $  361,619
 Adjustments to reconcile net income
  to net cash provided by operating activities:
  Depreciation and amortization                                     11,083,416                10,211,971
  Amortization of debt issue costs and discount                        584,120                    36,970
  Deferred income taxes                                                (55,918)                  176,500
 Change in assets and liabilities:
  Accounts receivable                                               (1,572,041)                1,927,097
  Prepaid expenses                                                      73,819                   (20,426)
  Deferred commission expense                                          129,300                  (105,111)
  Accounts payable                                                  (1,233,752)                 (144,394)
  Accrued expenses                                                     462,010                   146,374
  Equipment deposits                                                   (11,261)                   (6,099)
  Unearned revenue                                                   2,296,551                 1,461,660

 Net Cash Provided by Operating Activities                          11,766,770                14,046,161

Cash Flows from Investing Activities
 Capital expenditures:
  Equipment used by subscribers                                     (4,451,417)               (4,326,454)
  Equipment and leasehold improvements                              (1,619,626)                 (571,747)
 Acquisitions                                                         (606,750)               (4,953,593)

 Net Cash Used by Investing Activities                              (6,677,793)               (9,851,794)

Cash Flows from Financing Activities
 Proceeds
  Term Notes                                                        16,000,000                        -
  Exercise of stock options                                            671,014                   346,936

 Payments
  Revolving Credit Line                                             (1,000,000)                 (500,000)
  Term Notes                                                        (5,973,542)               (3,858,959)
  Subordinated Notes                                               (15,000,000)                       -

 Net Cash Used by Financing Activities                              (5,302,528)               (4,012,023)

Net Increase (Decrease) in Cash                                       (213,551)                  182,344

Cash at Beginning of Period                                            837,170                   708,053

Cash at End of Period                                             $    623,619                $  890,397
----------------------------------------------------------------------------------------------------------------------------------

See notes to interim financial statements.

                      NOTES TO INTERIM FINANCIAL STATEMENTS


1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         The information furnished herein relating to interim periods has not been audited by independent Certified Public Accountants. The interim financial information in this report reflects all adjustments which are, in the opinion of management, necessary for a fair statement of results for the interim periods presented in accordance with generally accepted accounting principles. All such adjustments are of a normal recurring nature. The accounting policies followed by the Company, and additional footnotes, are set forth in the audited financial statements included in the Company's 1997 Annual Report, this report was incorporated by reference in Form 10-K for the fiscal period ended December 31, 1997. The results of operations for the three months ended March 31, 1998 and 1997 are not necessarily indicative of the results to be expected for the full year.

2.       EARNINGS PER SHARE

         Earnings per share is calculated based on the Financial Accounting Standards Board (FASB) statement No. 128 which requires dual presentation of Basic and Diluted earnings per share. Basic earnings per share data are based on the weighted average outstanding common shares during the period. Diluted earnings per share data are based on the weighted average outstanding common shares and the effect of all dilutive potential common shares, including stock options. All prior periods earnings per share data have been restated in accordance with FASB No. 128.

3.       ACCOUNTING PRONOUNCEMENT

         Effective January 1, 1998, the Company adopted the provisions of SFAS No. 130 "Reporting of Comprehensive income." SFAS No. 130 establishes standards for the display of comprehensive income and its components in a full set of financial statements. Comprehensive income includes all changes in equity during a period except those resulting from the issuance of shares of stock and distributions to stockholders. There was no differences between net income and comprehensive income during the three months ended March 31, 1998 and 1997.

         In June 1997, the FASB issued statement No. 131, Disclosure about segments of an Enterprise and Related Information . FASB No. 131 establishes standards for the way public enterprises report information about operating segments. The Company does not expect this statement will have any impact on its current reporting requirements.

4.       ACQUISITIONS

Market Quoters, Northern Data & Market Communications Group
         During the first quarter of 1997, the Company acquired 2,900 real-time commodity subscribers through two separate acquisitions. Approximately 500 of the subscribers were acquired from Market Quoters and Northern Data Services for $750,000 cash. The remaining 2,400 subscribers were acquired from Market Communications Group, LLC (MCG), a joint venture between Reuters America Inc., and Farmland Industries, Inc. The Company paid $3.6 million cash for the 2,400 subscribers, certain assets and certain assumed liabilities. In total, approximately $4.5 million was capitalized as intangible assets (goodwill) and the Company is amortizing this cost using the straight-line method over three to eight years. The MCG acquisition included the preferred rights to distribute relevant Reuters real-time news and information to the commodities, energy and metals markets.

The Network, Inc.
         On July 1, 1997, the Company acquired the assets of The Network, Inc., an electronic cotton trading network service. The Company agreed to pay $1,000,000 cash over five years. The Company paid $200,000 in cash in 1997 and will pay $200,000 cash on each of the next four anniversary dates. The Company has the option to terminate the agreement at any time and cease all payments and return the assets to the owner. The Company is capitalizing the $200,000 payments when made as an intangible asset (goodwill) and amortizing this cost using the straight-line method over 12 months. In effect, if all payments are made, the Company is amortizing the $1,000,000 purchase price over five years.

Arkansas  Farm  Bureau  Acres  Service
         On October 24, 1997 the Company agreed to acquire the approximately 700 subscribers on the ACRES platform from the Arkansas Farm Bureau (AFB). The Company agreed to pay $600 for each subscriber that converts to a DTN service. The Company believes the majority will convert to a DTN service. In addition, the Company will pay the AFB a $6 monthly residual for the lesser of the life of the subscriber or ten years for those subscribers converting to a DTN service. The Company has capitalized $266,750 as an intangible asset (goodwill) and is amortizing this cost using the straight-line method over eight years. The Company believes the remaining customers will be converted by June 30, 1998.

Market Information of Colorado, Inc.
         In February of 1998, DTN acquired 100 subscribers receiving real-time commodities and futures information from Market Information of Colorado, Inc.(MIC) for $135,000 cash. The Company to date, has capitalized $90,000 as an intangible asset (goodwill) and is amortizing this cost using the straight-line method over eight years.

CDS Group, Inc.
         In March of 1998, DTN acquired CDS Group, Inc. (CDS) for $250,000 cash. CDS is engaged in the business of marketing software for tracking bales of cotton for businesses in the cotton industry. This acquisition complements our acquisition of The Network, Inc. (discussed above), an electronic cotton trading network. The Company has capitalized $250,000 as an intangible asset (goodwill) and is amortizing this cost using the straight-line method over five years.

SmartServ Online, Inc.
         In March of 1998, DTN announced an agreement to acquire exclusive rights to market the Internet based financial services information products of SmartServ Online. These services include: SmartServ, a real-time, tick-by-tick stock quote and news service, and TradeNet and BrokerNet, real-time trading and account information services for the brokerage industry. This agreement transfers the 850 subscribers currently using SmartServ Online to DTN. All new subscribers to these services will be DTN customers and DTN will pay SmartServ Online, Inc. an ongoing royalty based on revenues. The Company closed this transaction April 23, 1998 and paid $850,000 cash for the exclusive rights and subscribers.

Kavouras, Inc.
         In March of 1998, DTN announced an agreement in principle among DTN and the principal shareholders of Kavouras for the acquisition by DTN of their stock in Kavouras. Kavouras is engaged in the development, design, manufacture, marketing and service of meteorological equipment and provides meteorological data services to government, aviation, commercial broadcast and other industries, including DTN. DTN agreed to pay $22,650,000 cash for this transaction. The closing is dependent on approval by regulatory authorities.

National Datamax, Inc.
         In April of 1998, DTN announced an agreement to acquire all the capital stock of National Datamax, a software development and information services firm specializing in integrated systems for the financial services industry. DTN has agreed to pay $3,000,000 cash, plus an earn-out based upon revenue growth from quarter ending December 31, 1997, through quarter ending June 30, 1999, which is currently estimated to be approximately $5,500,000.


5.       LONG-TERM DEBT AND LOAN AGREEMENTS

         ------------------------------     -------------------------    ----------------------
                                                   March 31, 1998          December 31, 1997
         ------------------------------     -------------------------    ----------------------

           Revolving Credit Agreement
                Revolving Credit Line            $ 3,500,000                     $ 4,500,000

                Term notes                        47,197,917                      35,151,040

           Term Credit Agreement
                Term notes                        38,387,914                      40,408,333
                                                 -------------------------------------------

           Total Loan Agreements                  89,085,831                      80,059,373
                                                 -------------------------------------------

           Less current portion                   24,279,583                      21,810,833
                                                 -------------------------------------------

           Total Long-Term Debt                  $64,806,248                     $58,248,540
                                                 -------------------------------------------

         The Company has a revolving credit agreement, as amended, with a group of banks (the "Revolving Credit Agreement"). The Revolving Credit Agreement, which expires June 30, 1999 unless extended, provides for a total commitment of up to $17,000,000 in new borrowings. As of March 31, 1998, $3,500,000 of the total commitment had been borrowed, with the remaining $13,500,000 available to the Company subject to certain restrictions as discussed below.

         Additional borrowings under the Revolving Credit Agreement are available to the Company, as long as at the time of the advance, no default exists with any of the Company loan agreements or the subordinated notes agreement (see Note 6), and total debt outstanding (including term notes outstanding but excluding long-term subordinated debt) does not exceed thirty-six times monthly operating cash flow (as defined). As of March 31, 1998 based on current operating cash flow, the Company would be able to borrow all of the remaining $13,500,000 commitment available.

         In addition to the restrictions mentioned above with respect to advances, total debt outstanding (excluding long-term subordinated debt) is limited to forty-eight times monthly operating cash flow. Additionally, total debt outstanding (including subordinated debt) is limited to sixty times monthly operating cash flow. The Company is also required to maintain total stockholders' equity of at least $23,500,000 plus fifty percent (50%) of net income (but not losses) at fiscal year end through June 30, 1999. The minimum stockholders equity required to be maintained is $24,618,040 as of December 31, 1997. The Company is required to maintain a ratio of quarterly operating cash flow to interest expense (as defined) of at least 2.25 to 1. The Company is permitted to pay cash dividends in any one year, which are, in the aggregate, less than 25% of the Company's net operating profit after taxes in the previous four quarters.

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

------------------------------ ----------------------- --------------------------------- ---------------------------
    Leverage Ratio                       Margin        Unused Commitment Fee               Fixed Note Margin
------------------------------ ----------------------- --------------------------------- ---------------------------
greater than 42                           .250%                  .375%                             2.25%
greater than 36 and less than = 42        .500%                  .250%                             2.25%
greater than 30 and less than = 36        .750%                  .250%                             2.00%
greater than 24 and less than = 30       1.000%                  .250%                             2.00%
greater than 18 and less than = 24       1.250%                  .125%                             1.75%
less than                  = 18          1.375%                  .125%                             1.75%
------------------------------ ----------------------- --------------------------------- ---------------------------


         The Revolving Credit Rate is the First National Bank of Omaha's "National Base Rate", minus the applicable Margin. The base rate is adjusted monthly, with the interest rate margin (as defined above) changed quarterly. As of March 31, 1998, the Revolving Credit Rate is 7.125%.

         The Company has the option to convert the outstanding revolving credit borrowings to term loans at any time, payable in forty-eight equal principal installments, plus interest. Interest on the converted term loans is at the Company's option, a variable interest rate of 1/4% over the Revolving Credit Rate or at a fixed rate of 1/2% over the Revolving Credit Rate or the applicable Fixed Note Margin (based on the "Leverage Ratio") over the average of the 3 and 5 year U. S. treasury securities, as quoted in the prior month "Federal Reserve Statistical Release", whichever is greater. Through a refinancing of Senior Subordinated Notes, as of March 17, 1998, the Company converted $16,000,000 of revolving credit to term notes accruing interest at the rate of 7.50% (see footnote 6). As of March 31, 1998, $3,500,000 of the total borrowings outstanding had not been converted to term loans. As of March 31, 1998, $47,197,917 of term loans were outstanding with monthly installments due up through 2001 having interest rates ranging from 7.500% to 9.25%.

         The Company pays a commitment fee of 1/8 - 3/8% on the unused portion of the total revolving credit commitment based on the "Leverage Ratio". As of March 31, 1998 the commitment fee was 1/8% on all unused revolving credit commitment. Additionally, if total borrowings (excluding long-term subordinated debt) exceeds 36 times the Operating Cash Flow (as defined), the Company will be required to pay a closing fee of 1/2% on all new borrowings made after that point in time. In the event the total borrowings exceed 36 times Operating Cash Flow, any term note accruing interest at less than 7.5% is included in a "Trigger Event". The Company is obligated to pay the holders of such term notes a fee of 0.375% of the outstanding balance of the notes upon the occurrence of the Trigger Event and like amounts on the six month anniversary and the twelve month anniversary of the Trigger Event.

         The Company has a Term Credit Agreement dated February 26, 1997, with a group of banks providing for an aggregate principal amount of $48,490,000 to be repaid in 72 equal principal installments beginning January 31, 1997. As of March 31, 1998, the principal balance was $38,387,914 with $20,099,622 accruing at a variable interest rate of NY prime rate less one-half of one percent, or 8.00% and the remaining $18,288,292 accruing at fixed interest rates ranging from 8.25% to 8.36%.

         During 1992, the Company entered into a loan agreement and borrowed $2,000,000 solely for the repurchase of the Company's outstanding common stock (the "Stock Repurchase" Agreement). As of December 31, 1997, the amounts borrowed under the Stock Repurchase Agreement, have been fully repaid.

         The revolving credit lines are classified as long-term debt since the Company has the ability and the intent to maintain these obligations for longer than one year.

         Substantially all of the Company's assets are pledged as collateral under the Company's long-term debt and loan agreements.

6.       SUBORDINATED LONG-TERM NOTES

         On June 30, 1994, the Company sold to one investor $15,000,000 of its 11.25% subordinated long-term notes in a private placement transaction (the "subordinated debt"). The subordinated debt is subordinated in right of payment to all current and future senior debt. Interest on the subordinated debt is to be paid quarterly, with principal due in five equal annual installments beginning on June 30, 2000. The Company had the option to prepay the subordinated debt on any date after June 30, 1997 at a premium beginning at 7.5% of the principal prepaid, and decreasing by 1.5% per year until June 30, 2002 when no premium is required.

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

         On March 17, 1998, the Company refinanced its Senior Subordinated Notes with 7.50% Senior converted notes with fixed principal payments plus interest. The Company recorded an extraordinary item for the pre-payment penalty of $1,125,000 or 7.5% of the principal balance of $15,000,000 to retire the Subordinated Notes early. In addition, $579,340 of debt issuance and discount costs related to the senior subordinated notes were also recorded as an extraordinary item in the first quarter of 1998.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

FINANCIAL CONDITION

GENERAL OVERVIEW

         The equipment used by subscribers is a large capital investment for the Company. This equipment accounts for 63% of the Company's total assets. The Company has also made significant investments during 1997 and the first quarter of 1998 to acquire subscribers and businesses that fit into its business model. The net intangible assets (goodwill) resulting from these acquisitions is 21% of the Company's total assets. The acquisitions of subscribers and businesses is expected to enhance the long-term operating performance and financial condition of the Company. The investments in subscriber equipment may require the Company to increase long-term debt until cash generated from operating activities is sufficient to support future investments. The Company's overall financing strategy is simple, use long-term debt financing versus equity, whenever possible, to prevent the dilution of shareholder value.

NET CASH PROVIDED BY OPERATING ACTIVITIES

         Net cash provided by operating activities for the first three months of 1998 was $11,766,770 compared to $14,046,161 for the same period in 1997. This decrease of $2,279,391 was primarily the result of the $1,076,880 extraordinary item, net of tax, due to early extinguishment of subordinated debt and the $3,114,475 from the change in assets and liabilities. This decrease was offset by the $1,643,522 increase in operating cash flow (operating income before depreciation and amortization expense) plus the $368,152 reduction in interest expense related to the Company's investing activities for subscriber equipment and acquisitions.

NET CASH USED BY INVESTING ACTIVITIES

         Net cash used by investing activities for the first three months of 1998 was $6,677,793 compared to $9,851,794 for the same period in 1997. This decrease was primarily the result of the Company's acquisition of Market Communications Group, LLC in March of 1997 for $3.6 million This decrease was slightly offset by the smaller acquisitions entered into during the first quarter of 1998.

         As it relates to the Company's investing activities, the Company had $23,401,814 of negative working capital compared to $27,388,677 for the first three months of 1998 and 1997, respectively. This decrease in working capital deficiency was primarily created by the growth in accounts receivable as a result of a growing subscriber base and a larger mix of customers now paying on an annual basis compared to quarterly, as was previously the standard. Also, a growing number of government and group subscribers paying in arrears have impacted accounts receivable. In addition, the current portion of long-term debt remained relatively flat, showing the Company's ability to reduce debt while continuing to grow.

         On October 24, 1997 the Company agreed to acquire the approximately 700 subscribers on the ACRES platform from the Arkansas Farm Bureau (AFB). The Company agreed to pay $600 for each subscriber that converts to a DTN service. The Company believes the majority will convert to a DTN service. In addition, the Company will pay the AFB a $6 monthly residual for the lesser of the life of the subscriber or ten years for those subscribers converting to a DTN service. The Company has capitalized $266,750 as an intangible asset (goodwill) and is amortizing this cost using the straight-line method over eight years. The Company believes the remaining customers will be converted by June 30, 1998.

         In February of 1998, DTN acquired 100 subscribers receiving real-time commodities and futures information from Market Information of Colorado, Inc.(MIC) for $135,000 cash. The Company to date, has capitalized $90,000 as an intangible asset (goodwill) and is amortizing this cost using the straight-line method over eight years.

         In March of 1998, DTN acquired CDS Group, Inc. (CDS) for $250,000 cash. CDS is engaged in the business of marketing software for tracking bales of cotton for businesses in the cotton industry. This acquisition complements our acquisition of The Network, Inc. (discussed above), an electronic cotton trading network. The Company has capitalized $250,000 as an intangible asset (goodwill) and is amortizing this cost using the straight-line method over five years.

         During the first quarter of 1997, the Company acquired 2,900 real-time commodity subscribers through two separate acquisitions. Approximately 500 of the subscribers were acquired from Market Quoters and Northern Data Services for $750,000 cash. The remaining 2,400 subscribers were acquired from Market Communications Group, LLC (MCG), a joint venture between Reuters America Inc., and Farmland Industries, Inc. The Company paid $3.6 million cash for the 2,400 subscribers, certain assets and certain assumed associated liabilities. In total, approximately $4.5 million was capitalized as intangible assets (goodwill) and the Company is amortizing using the straight line method over three to eight years. Also important with the MCG acquisition was the acquisition of the exclusive rights to resell relevant Reuters real-time news and information to the commodities, energy and metals markets.

NET CASH USED BY FINANCING ACTIVITIES

         Net cash used by financing activities was $5,302,528 for the first three months of 1998 and $4,012,023 for the same period of 1997. The Company reduced its debt while continuing to grow subscribers and make business acquisitions. The reduction of debt is primarily due to the excess cash generated by operating activities.

FACTORS THAT MAY AFFECT FUTURE RESULTS

         COMPETITION: The Company operates in a highly competitive environment, competing with information and communication services utilizing various types of electronic media, including satellite delivery, TV Cable delivery, the Internet, electronic bulletin boards, television, radio, cellular, and telephone communications. In addition to the various electronic publishers, the Company competes with print media and "old information gathering habits". Many of the Company's actual and potential competitors have substantially greater resources than the Company.

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

         TECHNOLOGY: Although the business of the Company is subject to the continuous changes in technology, the Company is currently unaware of any new technology which is likely to replace its present electronic delivery systems, equipment and the business applications these systems and equipment are designed to provide at a competitive price.

         YEAR 2000: The Company is conducting a comprehensive review of its computer systems to identify the systems that could be affected by the Year 2000 Issue. The Company plans to use internal resources to perform the review and make programming changes or replacements as necessary. The Company is pursuing Year 2000 compliance statements from all vendors that provide services or products critical to the operation of the Company's systems. The Company does not expect the cost of making the necessary changes to be significant. The Company expects its Year 2000 conversion project to be completed on a timely basis, however, failure to do so or failure on the part of third parties with whom the Company does business could materially impact operations and financial results.

                              RESULTS OF OPERATIONS

GENERAL OVERVIEW

         The financial dynamics of the Company's business operations are similar to businesses that sell monthly subscriptions such as electronic publications and communications and cable TV companies. The financial dynamics are similar because DTN makes an initial investment of variable marketing costs to obtain new subscribers (generally a one year subscription agreement) and the Company makes a capital expenditure to provide the subscriber with the necessary equipment to receive the Company's services.

         DTN accumulates research and development activities as "Net Development Costs". The Company defines "Net Development Costs" as 1) market research activities, 2) the expenses of hardware and software engineering, research and development, and 3) the negative operating cash flow (prior to corporate allocations plus interest) of new services. The Company includes new services in the "Net Development Costs" classification until the service shows positive operating cash flow prior to corporate allocations plus interest for a full quarter. The service becomes a core service after reaching this level in the developmental process. These costs decreased 32% during the first three months of 1998 over the same period of 1997. This decrease was primarily the result of the consolidation of the Salt Lake City operations into Omaha, during the later part of 1997.

         Operating cash flow (operating income before depreciation and amortization expense) grew 13% in the first quarter of 1998 compared to the first quarter of 1997. This increase can be attributed to the growth in subscribers and revenues. As a percentage of revenue, operating cash flow decreased slightly to 43% for the first quarter of 1998 compared to 45% for the same period in 1997. Operating cash flow and operating cash flow as a percentage of revenue is one key measurement the Company uses to monitor its success.

REVENUES

         Total revenues for the first quarter of 1998 increased 17% compared with the same period of 1997. This increase was attributed to a 6% growth in subscribers at the end of first quarter 1998 to 160,400 from 151,800 in 1997 and a 9% increase in operating revenue per subscriber per month. Operating revenue, consisting of subscriptions, additional services, communications and advertising, increased to $69.55 per subscriber per month in the first quarter of 1998, up from $63.56 in the first quarter of 1997.

Subscriptions:
         Subscription revenue grew 20% for the first quarter of 1998 compared to the same period of 1997. These increases were mainly due to the increases in total subscribers, the ability to move the subscribers to higher priced services and the acquisitions mentioned above. Subscription revenue per subscriber per month for all new subscription sales was $75 for the first quarter of 1998 compared to $65 for the same period of 1997.

Additional Services:
         Additional service revenue increased 8% during the first quarter of 1998 over the same period in 1997. This increase was the result of subscriber increase and an expanding list of services available on an "a la carte" basis. On a per subscriber per month basis, additional services revenue for the first three months of 1998 was $3.71 up slightly from $3.69 for the first three months of 1997.

Communication Services:
         Communication services revenue recorded solid growth with a 17% increase during the first quarter of 1998 compared to the same period of 1997. This growth is primarily due to refiners continuing to send more messages and other communications to its wholesalers via the DTNergy services. On a per subscriber per month basis, these revenues increased to $5.64 for the first three months of 1998 up from $5.21 for the same period one year earlier.

Advertising:
         Advertising revenue showed a decrease of 7% for the first quarter of 1998 compared to the first quarter of 1997. This is primarily due to increasing competition for companies advertising dollars along with a shrinking number of customers due to mergers and consolidations in the agricultural industries. On a per subscriber per month basis, advertising revenue was $2.28 and $2.65 for the first quarter of 1998 versus 1997.

Service Initiation Fees:
         Service initiation fees revenue fell 10% for the first quarter of 1998 compared to the same period of 1997. On a per sub per month basis, these revenues decreased to $2.32 from $2.76 for the first three months of 1998 compared to 1997.

EXPENSES

         Total expenses increased 16% for the first quarter of 1998 compared to the same period of 1997. The primary factors for this increase were the variable expense growth relative to the 6% increase in total subscribers and the continued efforts of expanding the sales and distribution support areas. As a percentage of total revenue, total expenses decreased to 89% down from 90% for the first three months of 1998 compared to 1997.

Selling, General & Administrative:
         Selling, general and administrative expenses grew 21% during the first quarter of 1998 over the same period in 1997. As a percentage of revenue, these expenses were 49%, up from 48% one year earlier. On a per subscriber per month basis, these costs were $35.24 and $31.49 for the first quarter of 1998 and 1997 respectively.

Sales Commissions:
         Sales commissions grew 18% for the first quarter of 1998 compared to the first quarter of 1997. This increase is due to higher subscription sales, incentive programs to the national sales force and sales management related to an expanding sales force and higher cash flows in DTNergy. On a per subscriber per month basis, sales commissions was $5.76 versus $5.25 for the first quarter of 1998 compared to 1997. As a percentage of revenue, commission expense remained flat at 8% for both the first quarter of 1998 and 1997.

Depreciation And Amortization:
         Depreciation and amortization expense grew 9% for the first quarter of 1998 over the same period of 1997. This increase was primarily due to subscriber equipment related to the increase in total subscribers and intangible assets (goodwill) from the acquisitions. On a per subscriber per month basis, depreciation and amortization expense was $23.14 compared to $22.98 for the first quarter of 1998 and 1997 respectively. As a percentage of revenue for the first quarter of 1998, depreciation and amortization expense decreased to 32%, down from 35% for the same period of 1997.


OPERATING INCOME

         Operating income increased 26% for the first quarter of 1998 compared to the same period in 1997. This is the direct result of the above mentioned growth in revenues and expenses. On a per subscriber per month basis, operating income was $7.73 compared to $6.59 for the first three months of 1998 compared to the same period in 1997. As a percentage of revenue, this item increased to 11% up from 10% for the periods discussed.

INTEREST EXPENSE

         Interest expense decreased by 15% for the first quarter of 1998 over the first quarter of 1997. This decrease was primarily due to the Company's ability to pay down debt and lower interest rates due to its improving leverage ratio. This ratio determines pricing for the Company's debt. (see note 5). As a percentage of revenue, interest expense declined to 6% down from 8% from the first quarter of 1998 compared to 1997.

INCOME BEFORE EXTRAORDINARY ITEM

         Income before extraordinary item for the first quarter of 1998 was $1,087,406 or $0.09 per share on a diluted basis, compared to $361,619 or $0.03 per share on a diluted basis for the first quarter of 1997.

EXTRAORDINARY ITEM, net of tax

         During the first quarter of 1998, the Company refinanced its 11.25% Senior Subordinated Notes with 7.5% Senior Notes. With this refinancing, the Company took a one-time charge of $1,076,880 or ($0.09) per share on a diluted basis , net of tax, for pre-payments penalties and write-offs of unamortized debt issuance and discount costs.

NET INCOME

         Net income for the first quarter of 1998 was $10,526 or less than $0.01 per share on a diluted basis, compared to net income of $361,619 or $0.03 per share on a diluted basis for the first quarter of 1997. These results were primarily due to the above mentioned increased revenues and expenses offset by the one-time extraordinary item due to the early extinguishment of debt during the first quarter of 1998.

INCOME TAX PROVISION

         The Company's effective income tax rate was 36% for the first quarter of 1998 and 1997.

                                    FORM 10-Q

                      DATA TRANSMISSION NETWORK CORPORATION

                           PART II - OTHER INFORMATION

Item 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS:

              (a) Date of Annual Meeting of Stockholders - April 22, 1998 adjourned to May 21, 1998.
              (b) Directors To Be Elected - Roger R. Brodersen, Scott Fleck, David K. Karnes, J. Michael Parks, Jay E. Ricks, Greg T. Sloma and Roger W. Wallace.
              (c)  Other  Matters  To  Be  Voted  Upon
                   - Ratification of the appointment of Deloitte and Touche LLP as independent auditors for 1998.
Item 6.       EXHIBITS AND REPORTS ON FORM 8-K:

              (a) Exhibits - 11 - Statement re computation of per share earnings.
              (b)  Reports on Form 8-K
                   None.
              (27) Financial Data Schedule (Required)

SIGNATURE

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    DATA TRANSMISSION NETWORK CORPORATION

                           By       /s/ Roger R. Brodersen
                                    Roger R. Brodersen
                                    Chairman and CEO

                           By       /s/ Greg T. Sloma
                                    Greg T. Sloma
                                    President and Chief Operating Officer

                           By       /s/ Brian L. Larson
                                    Brian L. Larson
                                    VP, CFO, Secretary and Treasurer
Dated this 14th day of May, 1998.


                                                                     EXHIBIT 11

-------------------------------------------------------------------------------------------------------------------------
                         COMPUTATION OF INCOME PER SHARE

                      Data Transmission Network Corporation

                      Quarter ended March 31, 1998 and 1997
 UNAUDITED                                                1998                            1997
-------------------------------------------------------------------------------------------------------------------------

Income Before Extraordinary Item                          $ 1,087,406                     $    361,619

Extraordinary Item, net of tax (6)                          1,076,880                             -
Net Income                                                $    10,526                     $    361,619

Average shares outstanding (1)                             11,196,999                       11,054,973

Add shares applicable to stock options & warrants             933,969                          959,429

Total Shares (2)                                           12,130,968                       12,014,402

Basic Income Per Share
 Income before Extraordinary Item                         $      0.10                     $       0.03
 Extraordinary Item                                             (0.10)                            -

   Net Income                                             $      0.00                     $       0.03
---------------------------------------------------------------------------------------------------------------------------

Diluted Income Per Share
 Income before Extraordinary Item                         $      0.09                     $       0.03
 Extraordinary Item                                             (0.09)                            -
---------------------------------------------------------------------------------------------------------------------------

   Net Income                                             $      0.00                     $       0.03
---------------------------------------------------------------------------------------------------------------------------

(1)   Shares used in the Basic Earnings Per Share.
(2)   Shares used in the Diluted Earnings Per Share.