Form 10-Q
period 1998-06-30
DATA TRANSMISSION NETWORK CORP
filed 1998-08-14
CIK 790498

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


                   Quarterly Report under Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934


For Quarter Ended                                  June 30, 1998

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


                           Yes   X                   No
                                ----
Number of shares of common stock outstanding as of August 14, 1998...11,400,668.

                           CONSOLIDATED BALANCE SHEETS

                      Data Transmission Network Corporation

                    As of June 30, 1998 and December 31, 1997

Unaudited                                                  1998                          1997
-------------------------------------------------------------------------------------------------------------------
Assets

Current Assets
   Cash                                                    $       --                    $    837,170
   Accounts receivable, net of allowance for
     doubtful accounts of $900,000 and $810,000               9,481,724                     7,629,296
   Prepaid expenses                                             694,804                       825,577
   Deferred commission expense                                2,889,884                     3,302,972
                                                           ------------------------------------------

       Total Current Assets                                  13,066,412                    12,595,015

Property and Equipment
   Equipment Used By Subscribers                            236,352,581                   224,620,148
   Equipment and Leasehold Improvements                      27,556,067                    23,155,237
                                                           ------------------------------------------
                                                            263,908,648                   247,775,385
   Less: Accumulated Depreciation                           154,867,177                   135,265,090
                                                           ------------------------------------------
     Net Property and Equipment                             109,041,471                   112,510,295

Intangible Assets from Acquisitions, net of accumulated
   amortization of $12,813,553 and $9,728,684                42,288,355                    34,764,802
Other Assets                                                  4,351,950                     2,560,786

                                                           $168,748,188                  $162,430,898
-------------------------------------------------------------------------------------------------------------------
Liabilities and Stockholders' Equity

Current Liabilities
   Accounts payable                                        $  8,953,870                  $  6,985,053
   Accrued expenses                                          10,008,257                     5,319,506
   Current portion of long-term debt                         22,701,458                    21,810,833
                                                           ------------------------------------------
       Total Current Liabilities                             41,663,585                    34,115,392

Long-Term Debt                                               69,410,830                    58,248,540
Subordinated Long-Term Notes, net of unamortized
   discount of $0 and $357,170                                     --                      14,642,830
Equipment Deposits                                              462,024                       484,017
Unearned Revenue                                             26,279,076                    22,743,946

Stockholders' Equity
   Common stock, par value $.001 authorized
     20,000,000 shares, issued 11,389,370 and 11,148,052         11,389                        11,148
   Paid-in capital                                           33,128,958                    31,326,683
   Retained earnings (deficit)                               (2,207,674)                      858,342
                                                            -----------------------------------------

     Total Stockholders' Equity                              30,932,673                    32,196,173
                                                           ------------------------------------------
                                                           $168,748,188                  $162,430,898
-------------------------------------------------------------------------------------------------------------------

See notes to interim financial statements.

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                      Data Transmission Network Corporation

               Quarter and six months ended June 30, 1998 and 1997

                                                  Quarter Ended                           Six Months Ended
Unaudited                                  1998                  1997                 1998                 1997
----------------------------------------------------------------------------------------------------------------------
Revenues
   Subscription                            $28,692,347           $25,066,285          $56,436,574          $48,175,824
   Additional services                       1,805,567             1,658,832            3,581,516            3,297,618
   Communication services                    2,669,761             2,469,476            5,370,814            4,782,834
   Advertising                                 779,564               934,883            1,871,560            2,111,615
   Service initiation fees                     850,243             1,261,811            1,962,165            2,490,269
                                           ---------------------------------------------------------------------------

     Total Revenue                          34,797,482            31,391,287           69,222,629           60,858,160
                                           ---------------------------------------------------------------------------

Expenses
   Selling, general
     and administrative                     17,702,844            15,494,553           34,583,210           29,487,166
   Sales commissions                         2,713,300             2,388,067            5,473,354            4,721,122
   Depreciation and amortization            11,612,182            10,459,090           22,695,598           20,671,061
   Non-recurring satellite costs             5,800,000                 --               5,800,000                --
                                           ---------------------------------------------------------------------------

     Total Expense                          37,828,326            28,341,710           68,552,162           54,879,349
                                           ---------------------------------------------------------------------------
Operating Income (Loss)                     (3,030,844)            3,049,577              670,467            5,978,811
   Interest expense                          1,805,362             2,324,826            3,832,074            4,719,690
   Other income, net                            34,402                32,310               58,209               64,559
                                           ---------------------------------------------------------------------------

Income (Loss) Before Income Taxes and
 Extraordinary Item                         (4,801,804)              757,061           (3,103,398)           1,323,680
  Income tax provision (benefit)            (1,725,262)              271,500           (1,114,262)             476,500
                                           ---------------------------------------------------------------------------

Income (Loss) Before
  Extraordinary Item                        (3,076,542)              485,561           (1,989,136)             847,180

Extraordinary Item,
  net of tax (6)                                 --                    --              (1,076,880)                --
                                           ---------------------------------------------------------------------------

Net Income (Loss)                          $(3,076,542)          $   485,561          $(3,066,016)         $   847,180
----------------------------------------------------------------------------------------------------------------------

Basic Income (Loss) Per Share
   Income (loss) before Extraordinary Item $     (0.27)          $      0.04          $     (0.18)         $      0.08
   Extraordinary Item                            --                    --                   (0.09)               --
----------------------------------------------------------------------------------------------------------------------

   Net Income (loss)                       $     (0.27)          $      0.04          $     (0.27)         $      0.08
----------------------------------------------------------------------------------------------------------------------

Diluted Income (Loss) Per Share
   Income (loss) before Extraordinary Item $     (0.27)          $      0.04          $     (0.18)         $      0.07
   Extraordinary Item                            --                    --                   (0.09)               --
----------------------------------------------------------------------------------------------------------------------

   Net Income (loss)                       $     (0.27)          $      0.04          $     (0.27)         $      0.07
----------------------------------------------------------------------------------------------------------------------

Basic Shares Outstanding                    11,322,939            11,089,815           11,259,969           11,072,394
----------------------------------------------------------------------------------------------------------------------

Diluted Shares Outstanding                  11,322,939            12,068,932           11,259,969           12,041,667
----------------------------------------------------------------------------------------------------------------------

See note to interim financial statements.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                      Data Transmission Network Corporation

                    Six months ended June 30, 1998 and 1997

Unaudited                                                              1998                         1997
-----------------------------------------------------------------------------------------------------------------
Cash Flows from Operating Activities
 Net income (loss)                                                     $ (3,066,016)                 $   847,180
 Adjustments to reconcile net income (loss) to net
  cash provided by operating activities:
  Depreciation and amortization                                          22,695,598                   20,671,061
  Amortization of debt issue costs and discount                             588,186                       73,940
  Deferred income taxes                                                  (2,022,180)                     419,500
 Change in assets and liabilities:
  Accounts receivable                                                    (1,832,428)                   1,547,442
  Prepaid expenses                                                          130,773                      (86,142)
  Deferred commission expense                                               413,088                     (218,493)
  Accounts payable                                                        1,544,184                      778,461
  Accrued expenses                                                        4,373,251                     (526,934)
  Equipment deposits                                                        (21,993)                     (15,297)
  Unearned revenue                                                        3,345,131                    2,279,159
                                                                       ------------------------------------------

 Net Cash Provided by Operating Activities                               26,147,594                   25,769,877

Cash Flows From Investing Activities
 Capital expenditures
  Equipment used by subscribers                                         (11,294,198)                  (9,475,479)
  Equipment and leasehold improvements                                   (4,308,509)                  (1,635,178)
 Acquisitions                                                           (10,237,488)                  (5,216,299)
                                                                       ------------------------------------------

 Net Cash Used by Investing Activities                                  (25,840,195)                 (16,326,956)

Cash Flows from Financing Activities
 Proceeds
  Revolving Credit Line                                                   9,000,000                        --
  Term Notes                                                             16,000,000                        --
  Exercise of stock options                                               1,802,516                      591,701

 Payments
  Revolving Credit Line                                                       --                        (500,000)
  Term Notes                                                            (12,947,085)                 (10,020,000)
  Subordinated Notes                                                    (15,000,000)                      --
                                                                       ------------------------------------------

 Net Cash Used by Financing Activities                                  (1,144,569)                  (9,928,299)
                                                                       ------------------------------------------

Net Decrease in Cash                                                       (837,170)                    (485,378)

Cash at Beginning of Period                                                 837,170                      708,053
                                                                       ------------------------------------------

Cash at End of Period                                                  $      --                    $    222,675
----------------------------------------------------------------------------------------------------------------

See notes to interim financial statements.

                      NOTES TO INTERIM FINANCIAL STATEMENTS


1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         The information furnished herein relating to interim periods has not been audited by independent Certified Public Accountants. The interim financial information in this report reflects all adjustments which are, in the opinion of management, necessary for a fair statement of results for the interim periods presented in accordance with generally accepted accounting principles. All such adjustments are of a normal recurring nature. The accounting policies followed by the Company, and additional footnotes, are set forth in the audited financial statements included in the Company's 1997 Annual Report, this report was incorporated by reference in Form 10-K for the fiscal period ended December 31, 1997. The results of operations for the quarter and six months ended June 30, 1998 and 1997 are not necessarily indicative of the results to be expected for the full year. All financial statements are prepared on a consolidated basis to include the Company's wholly owned subsidiaries of National Datamax, Inc. and DTN Market Communications Group, Inc.

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

3.       ACCOUNTING PRONOUNCEMENT

         Effective January 1, 1998, the Company adopted the provisions of SFAS No. 130 "Reporting of Comprehensive income." SFAS No. 130 establishes standards for the display of comprehensive income and its components in a full set of financial statements. Comprehensive income includes all changes in equity during a period except those resulting from the issuance of shares of stock and distributions to stockholders. There were no differences between net income and comprehensive income during the quarter and six months ended June 30, 1998 and 1997.

         In June 1997, the FASB issued statement No. 131, Disclosure about segments of an Enterprise and Related Information. FASB No. 131 establishes standards for the way public enterprises report information about operating segments. The Company does not expect this statement will have any material impact on its current reporting requirements.

4.       ACQUISITIONS

Market Quoters, Northern Data & Market Communications Group
         During the first quarter of 1997, the Company acquired 2,900 real-time commodity subscribers through two separate acquisitions. In January, approximately 500 of the subscribers were acquired from Market Quoters and Northern Data Services for $750,000 cash. The remaining 2,400 subscribers were acquired in March from Market Communications Group, LLC (MCG), a joint venture between Reuters America Inc., and Farmland Industries, Inc. The Company paid $3.6 million cash for the 2,400 subscribers, certain assets and certain assumed liabilities. In total, approximately $4.5 million was capitalized as intangible assets (goodwill) and the Company is amortizing this cost using the straight-line method over three to eight years. The MCG acquisition included the preferred rights to distribute relevant Reuters real-time news and information to the commodities, energy and metals markets.

The Network, Inc.
         In July of 1997, the Company acquired the assets of The Network, Inc., an electronic cotton trading network service. The Company agreed to pay $1,000,000 cash over five years. The Company paid $200,000 in cash in 1997 and will pay $200,000 cash on each of the next four anniversary dates. The Company has the option to terminate the agreement at any time and cease all payments and return the assets to the owner. The Company is capitalizing the $200,000 payments when made as an intangible asset (goodwill) and amortizing this cost using the straight-line method over 12 months. In effect, if all payments are made, the Company is amortizing the $1,000,000 purchase price over five years.

Arkansas Farm Bureau Acres Service
         In October of 1997, the Company agreed to acquire the approximately 700 subscribers on the ACRES platform from the Arkansas Farm Bureau (AFB). The Company agreed to pay $600 for each subscriber that converts to a DTN service. The Company believes the majority will convert to a DTN service. In addition, the Company will pay the AFB a $6 monthly residual for the lesser of the life of the subscriber or ten years for those subscribers converting to a DTN service. The Company has capitalized $363,950 as an intangible asset (goodwill) and is amortizing this cost using the straight-line method over eight years.

Market Information of Colorado, Inc.
         In February of 1998, DTN acquired 100 subscribers receiving real-time commodities and futures information from Market Information of Colorado, Inc.
(MIC) for $135,000 cash. The Company to date has capitalized $112,500 as an intangible asset (goodwill) and is amortizing this cost using the straight-line method over eight years.

CDS Group, Inc.
         In March of 1998, DTN acquired CDS Group, Inc. (CDS) for $250,000 cash and the assumption of certain liabilities. CDS is engaged in the business of marketing software for tracking bales of cotton for businesses in the cotton industry. This acquisition complements the acquisition of The Network, Inc. (discussed above), an electronic cotton trading network. The Company has capitalized $313,000 as an intangible asset (goodwill) and is amortizing this cost using the straight-line method over five years.

SmartServ Online, Inc.
         In April of 1998, DTN signed an agreement to acquire exclusive rights to market the Internet based financial services information products of SmartServ Online, their internet information distribution technology, and their subscribers for $850,000 cash. These services include: SmartServ Pro, now DTN IQ, a real-time, tick-by-tick stock quote and news service, and TradeNet and BrokerNet, real-time trading and account information services for the brokerage industry. This agreement transfers the 850 subscribers currently using SmartServ Online to DTN. All new subscribers to these services will be DTN customers and DTN will pay SmartServ Online, Inc. an ongoing royalty based on revenues. The Company has capitalized $850,000 as an intangible asset (goodwill) and is amortizing this cost using the straight-line method over five years.

National Datamax, Inc.
         In June of 1998, DTN signed an agreement to acquire 100% of the capital stock outstanding of National Datamax, a software development and information services firm specializing in integrated systems for the financial services industry. DTN has agreed to pay $3,000,000 cash, plus an earn-out based upon revenue growth from quarter ending December 31, 1997, through quarter ending June 30, 1999, which is currently estimated to be approximately $5,500,000. National Datamax is a wholly owned subsidiary of DTN and operate out of California. The Company has capitalized $3,224,000 as an intangible asset (goodwill) and is amortizing this cost using the straight-line method over three to five years.

Kavouras, Inc.
         In March of 1998, DTN announced an agreement in principle, for the acquisition of 100% of the capital stock outstanding in Kavouras. Kavouras is engaged in the development, design, manufacture, marketing and service of meteorological equipment and provides meteorological data services to government, aviation, commercial broadcast and other industries, including DTN. DTN agreed to pay $22,650,000 cash for this transaction, which closed on July 1, 1998. Accordingly, the impact of this acquisition will be recorded in the third quarter of 1998.

         In a related transaction, in April of 1998, Kavouras signed a License Agreement with Earthwatch Communication, Inc.'s for the exclusive rights to use, market, license and sell the Licensed Products of U.S. Patent No. 5,379,215, "Method for Creating a 3D Image of Terrain and Associated Weather." In conjunction with the acquisition agreement, an Assignment Agreement was signed on March 30, 1998, between Kavouras and the Company to assign this License to DTN Market Communications Group, Inc., a wholly owned subsidiary of the Company. As a result of this assignment, the Company paid $3,000,000 cash for the License Agreement with Earthwatch, which is being capitalized as goodwill and amortized using the straight-line method over ten years.

5.       LONG-TERM DEBT AND LOAN AGREEMENTS

                                                         June 30, 1998                 December 31, 1997

           Revolving Credit Agreement
                Revolving Credit Line                      $13,500,000                 $ 4,500,000

                Term notes                                  42,244,788                  35,151,040

           Term Credit Agreement
                Term notes                                  36,367,500                  40,408,333
                                                           ---------------------------------------
           Total Loan Agreements                            92,112,288                  80,059,373
                                                           ---------------------------------------
           Less current portion                             22,701,458                  21,810,833
                                                           ---------------------------------------
           Total Long-Term Debt                            $69,410,830                 $58,248,540
                                                           ---------------------------------------

         The Company has a revolving credit agreement, as amended, with a group of banks (the "Revolving Credit Agreement"). The Revolving Credit Agreement, which expires June 30, 2000 unless extended, provides for a total commitment of up to $65,000,000 in new borrowings. As of June 30, 1998, $13,500,000 of the total commitment had been borrowed, with the remaining $51,500,000 available to the Company subject to certain restrictions as discussed below.

         Additional borrowings under the Revolving Credit Agreement are available to the Company, as long as at the time of the advance, no default exists with any of the Company loan agreements and the ratio of the Company's total borrowings to operating cash flow ("the Leverage Ratio") does not exceed thirty-six. As of June 30, 1998 based on current operating cash flow, the Company would be able to borrow approximately $26,700,000 of the remaining $51,500,000 commitment available.

         In addition to the restrictions mentioned above with respect to advances, total debt outstanding is limited to forty-eight time's monthly operating cash flow. The Company is also required to maintain total stockholders' equity of at least $23,500,000 plus fifty percent (50%) of net income (but not losses) at fiscal year end through June 30, 2000. The minimum stockholders equity required to be maintained is $24,618,040 as of December 31, 1997. The Company is required to maintain a ratio of quarterly operating cash flow to interest expense (as defined) of at least 2.25 to 1. The Company is permitted to pay cash dividends in any one year, which are, in the aggregate, less than 25% of the Company's net operating profit after taxes in the previous four quarters.

         Interest on the outstanding borrowings (prior to when the borrowings might be converted to term loans, as discussed below) is at a variable rate, depending on the ratio of the Company's total borrowings to operating cash flow (the "Leverage Ratio"). The following table outlines the "Leverage Ratio", the applicable Margin, Unused Commitment Fees and Fixed Note Margin to be discussed below.

----------------------------------   --------------   --------------------------   ----------------------
         Leverage Ratio                  Margin         Unused Commitment Fee        Fixed Note Margin
----------------------------------   --------------   --------------------------   ----------------------
greater than 42                           .250%                 .375%                       2.25%
greater than 36 and less than = 42        .500%                 .250%                       2.25%
greater than 30 and less than = 36        .750%                 .250%                       2.00%
greater than 24 and less than = 30       1.000%                 .250%                       2.00%
greater than 18 and less than = 24       1.250%                 .125%                       1.75%
less than                     = 18       1.375%                 .125%                       1.75%
----------------------------------  ---------------   --------------------------   ----------------------

         The Revolving Credit Rate is the First National Bank of Omaha's "National Base Rate", minus the applicable Margin. The base rate is adjusted monthly, with the interest rate margin (as defined above) changed quarterly. As of June 30, 1998, the Revolving Credit Rate is 7.125%.

         The Company has the option to convert the outstanding revolving credit borrowings to term loans at any time, payable in forty-eight equal principal installments, plus interest. Interest on the converted term loans is at the Company's option, a variable interest rate of 1/4% over the Revolving Credit Rate or at a fixed rate of 3/8% over the Revolving Credit Rate in effect on the date of notice (as defined) or the applicable Fixed Note Margin (based on the "Leverage Ratio") over the average of the 3 and 5 year U. S. treasury securities, as quoted in the prior month "Federal Reserve Statistical Release", whichever is greater. Through a refinancing of Senior Subordinated Notes, as of March 17, 1998, the Company converted $16,000,000 of revolving credit to term notes accruing interest at the rate of 7.50% (see footnote 6). As of June 30, 1998, $13,500,000 of the total borrowings outstanding had not been converted to term loans. As of June 30, 1998, $42,244,788 of term loans was outstanding with monthly installments due up through 2001 having interest rates ranging from 7.50% to 9.25%.

         The Company pays a commitment fee of 1/8 - 3/8% on the unused portion of the total revolving credit commitment based on the "Leverage Ratio". As of June 30, 1998 the commitment fee was 1/8% on all unused revolving credit commitment. In the event the "Leverage Ratio" exceeds 36, any term note accruing interest at less than 7.5% is included in a "Trigger Event". The Company is obligated to pay the holders of such term notes a fee of 0.375% of the outstanding balance of the notes upon the occurrence of the Trigger Event and like amounts on the six month anniversary and the twelve month anniversary of the Trigger Event.

         The Company has a Term Credit Agreement dated February 26, 1997, with a group of banks providing for an aggregate principal amount of $48,490,000 to be repaid in 72 equal principal installments beginning January 31, 1997. As of June 30, 1998, the principal balance was $36,367,500 with $19,041,750 accruing at a variable interest rate of NY prime rate less one-half of one percent, or 8.00% and the remaining $17,325,750 accruing at fixed interest rates ranging from 8.25% to 8.36%.

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

         On March 17, 1998, the Company refinanced its Senior Subordinated Notes with 7.50% Senior converted notes with fixed principal payments plus interest. The Company recorded an extraordinary loss for the pre-payment penalty of $1,125,000 or 7.5% of the principal balance of $15,000,000 to retire the Subordinated Notes early. In addition, $579,340 of debt issuance and discount costs related to the senior subordinated notes were also recorded as an extraordinary loss in the first quarter of 1998.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

FINANCIAL CONDITION

GENERAL OVERVIEW

         The equipment used by subscribers is a large capital investment for the Company. This equipment accounts for 59% of the Company's total assets. The Company has also made significant investments during 1997 and the first six months of 1998 to acquire subscribers and businesses that fit into its business model. The net intangible assets (goodwill) resulting from these acquisitions is 25% of the Company's total assets. The acquisitions of subscribers and businesses are expected to enhance the long-term operating performance and financial condition of the Company. The investments in subscriber equipment require the Company to increase long-term debt until cash generated from operating activities is sufficient to support future investments. The Company's overall financing strategy is simple, use long-term debt financing versus equity, whenever possible, to prevent the dilution of shareholder value.

NET CASH PROVIDED BY OPERATING ACTIVITIES

         Net cash provided by operating activities for the first six months of 1998 was $26,147,594 compared to $25,769,877 for the same period in 1997. This increase of $377,717 was primarily the result of the $4,193,810 from the change in assets and liabilities plus the $887,616 reduction in interest expense related to the Company's investing activities for subscriber equipment and acquisitions. The change in assets and liabilities and the reduction in interest expense were offset by the $3,283,807 decrease in operating cash flow and the $1,076,880 extraordinary item, net of tax, due to early extinguishment of subordinated debt.

NET CASH USED BY INVESTING ACTIVITIES

         Net cash used by investing activities for the first six months of 1998 was $25,840,195 compared to $16,326,956 for the same period in 1997. This increase was primarily the result of the Company's multiple acquisitions closed on during the first six months of 1998, and increased purchases for information distribution software and equipment.

         As it relates to the Company's investing activities, the Company had $28,597,173 of negative working capital compared to $28,102,490 at June 30, 1998 and 1997, respectively. This increase in working capital deficiency was in part created by the growth in accounts receivable brought on by a growing subscriber base and a bigger mix of customers now invoicing on an annual basis compared to quarterly as was previously the standard. This increase was more than offset by the increase in accrued expenses due mostly to the liabilities associated with the non-recurring satellite costs. In addition, the current portion of long-term debt decreased from period to period, even with the increase in the number of acquisitions. This shows the Company's ability to pay down debt while continuing to grow.

         In keeping with the Company's growth strategy of developing services for niche markets plus acquisitions that fit into our business model and/or competitive strategies, DTN has closed on several acquisitions during the first six months of 1998. The Company paid $10,237,488 on these acquisitions compared to $5,216,299 during the same period in 1997. Among these acquisitions (which are discussed in more detail in footnote 4 of the notes to interim financial statements are SmartServ Online, Inc. and National Datamax, Inc., both of which provide services for the financial services industry.

     Subsequent to June 30, 1998, in July of 1998, DTN acquired 100% of the capital stock outstanding of Kavouras, Inc., a company engaged in the development, design, manufacture, marketing and service of meteorological equipment and provides weather-related services to government, aviation, commercial broadcast and other industries. Among other things, this acquisition will provide DTN with control of a major source of content that will enable the Company to strengthen its role as a leading provider of timely weather information.

Currently, all these acquisitions have been financed by utilizing the Company's revolving credit line, which provides for a total commitment of up to $65,000,000 in new borrowings (see footnote 5 of the notes to interim financial statements).

NET CASH USED BY FINANCING ACTIVITIES

         Net cash used by financing activities was $1,144,569 for the first six months of 1998 and $9,928,299 for the same period of 1997. The decrease in net cash used by financing activities can primarily be attributed to proceeds from the Revolving Credit Line for acquisitions closed during the first six months of 1998. The Company continues to generate free cash flow and pay down debt while continuing to grow through adding subscribers and business acquisitions. This can be done primarily due to the excess cash generated by its operating activities.

FACTORS THAT MAY AFFECT FUTURE RESULTS

         COMPETITION: The Company operates in a highly competitive environment, competing with information and communication services utilizing various types of electronic media, including satellite delivery, TV Cable delivery, the Internet, electronic bulletin boards, television, radio, cellular, and telephone communications. In addition to the various electronic publishers, the Company competes with print media and "old information gathering habits." Many of the Company's actual and potential competitors have substantially greater resources than the Company.

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

         In addition, DTN has a level of fixed costs, such as FM and Ku satellite leases, certain news and weather, quotes, information providers and administrative expenses, not directly affected by the number of subscribers receiving the Company's services.

         DTN's operating cash flow (operating income before depreciation and amortization expense) is a key indicator monitored by DTN management. Growth in operating cash flow results from a growing base of subscribers covering the Company's fixed expenses. Operating cash flow is affected by the Company's research and development activities.

         DTN accumulates research and development activities as "Net Development Costs". The Company defines "Net Development Costs" as 1) market research activities, 2) the expenses of hardware and software engineering, research and development, and 3) the negative operating cash flow (prior to corporate allocations plus interest) of new services. The Company includes new services in the "Net Development Costs" classification until the service shows positive operating cash flow prior to corporate allocations plus interest for the full quarter. The service becomes a core service after reaching this level in the developmental process. These costs decreased 18% to $2.3 million during the first six months of 1998, compared to $2.8 million for the same period of 1997. This decrease was primarily the result of the consolidation of the Salt Lake City operations into Omaha, during the later part of 1997, and a decrease in the negative cash flow associated with the DTN Auto operations.

Recent Developments:

         On Wednesday morning May 20, 1998, nearly all of DTN's 160,000 subscribers were unable to receive their data service due to loss of control of the Galaxy IV satellite by PanAmSat. In a press release by PanAmSat, Robert Bednarek, Senior Vice President and Chief Technology Officer, indicated that the loss of the on-board spacecraft control processors caused the satellite to lose its fixed orientation to earth.

         On Wednesday afternoon, May 20, solutions were available to restore service for the majority of DTN's subscribers. By late afternoon on Thursday, May 21, solutions were available for all subscribers.

         The loss of control of Galaxy IV by PanAmSat had a significant impact on DTN operations. The Company switched all satellite customers to Telestar 5, which is a more powerful satellite and has a larger footprint or a larger coverage of geographical area. This satellite includes coverage of Mexico, Hawaii and Alaska. Although this allows future opportunities for DTN, the cost to DTN is significant. The costs related to the failure of Galaxy IV includes telecommunications, labor, satellite costs and customer communications and these unusual non-recurring costs are estimated to be $5.8 million and were recorded in May of 1998. These other costs are the Company's estimate to convert subscribers to the new satellite and handle the large customer service call volume, duplicate satellite charges and other service costs related to this change.

         Although the Company believes the estimate is reasonable based on all available information, the impact of customer retention is more difficult to quantify and actual costs may vary from the estimate. DTN management believes the impact from this problem will not significantly impact the longer-term growth prospects of the Company. The Galaxy IV failure will have an impact on subscription sales related to the months of May, June and July due to the Company utilizing the sales force to adjust subscriber satellite dishes.

Operating Cash Flow:

         Operating cash flow (operating income before depreciation and amortization expense) declined 36% and 12% for the second quarter and first six months of 1998 to $8.6 million and $23.4 million, as compared to the same periods of 1997 of $13.5 million and $26.7 million. Excluding the unusual non-recurring costs of $5.8 million related to Galaxy IV, operating cash flow grew 6% and 9% for the second quarter and first six months of 1998 to $14.4 million and $29.2 million, compared to the same periods of 1997 of $13.5 million and $26.7 million.

REVENUES

         Total revenues for the second quarter and first six months of 1998 increased 11% and 14% to $34.8 million and $69.2 million, compared to $31.4 million and $60.9 million for the same periods of 1997. These increases were attributed to a 4% growth in subscribers at the end of the six months ended June 30, 1998 to 160,100 from 153,700 in 1997 and a 7% and 9% increase in operating revenue per subscriber per month. Operating revenue, consisting of subscriptions, additional services, communications and advertising, increased to $70.62 and $70.04 per subscriber per month for the second quarter and first six months of 1998, up from $65.76 and $64.45 for the same periods of 1997.

Subscriptions:

         Subscription revenue grew 14% and 17% to $28.7 million and $56.4 million for the second quarter and first six months of 1998, compared to $25.1 million and $48.2 million for the same periods of 1997. The increase was primarily due to increases in total subscribers, the ability to move subscribers to higher priced services and acquisitions completed in the past 12 months. Subscription revenue per subscriber per month for all new subscription sales was $76 for the first six months of 1998 compared to $66 for the same period of 1997. On a per subscriber per month basis, subscription revenues increased 9% and 10% to $59.69 and $58.77 for the second quarter and first six months of 1998 compared to $54.71 and $53.19 for the same periods of 1997.

Additional Services:

         Additional service revenue increased 9% to $1.8 million and $3.6 million during both the second quarter and the first six months of 1998, compared to $1.7 million and $3.3 million for the same periods of 1997. The Company continues to expand the list of services available on an "a la carte" basis. The Company believes weak agriculture markets have impacted the growth in additional service revenues. On a per subscriber per month basis, additional services revenue for the second quarter and first six months of 1998 was $3.76 and $3.73 per subscriber compared to $3.62 and $3.64 in 1997.

Communication Services:

         Communications services revenue grew 8% and 12% to $2.7 million and $5.4 million during the second quarter and first six months of 1998, compared to $2.5 million and $4.8 million for the same periods of 1997. This growth is due to refiners continuing to increase message volume and other communications to wholesalers via DTNergy Services. The addition of the DTN Cotton Network is also a contributing factor to the increase. On a per subscriber per month basis, communications revenues increased to $5.55 and $5.59 for the second quarter and first six months of 1998, up from $5.39 and $5.28 for the same periods of 1997.

Advertising:

         Advertising revenue fell 17% and 11% to $.8 million and $1.9 million for the second quarter and first six months of 1998, compared to $.9 million and $2.1 million for the same periods of 1997. Advertising had a record year in 1997 fueled by strong advertising related to new product introductions by companies in the agriculture industry. On a per subscriber per month basis, advertising revenue was $1.62 and $1.95 for the second quarter and first six months of 1998, compared to $2.04 and $2.33 in 1997.

Service Initiation Fees:

         Service initiation fees revenue fell 33% and 21% to $.9 million and $2.0 million for the second quarter and first six months of 1998, compared to $1.3 million and $2.5 million for the same periods of 1997. This decline is primarily due to slower sales in the agricultural division, the direct result of the weak agricultural markets. On a per subscriber per month basis, these revenues decreased to $1.77 and $2.04 for the second quarter and first six months of 1998, compared to $2.75 for both the same periods in 1997.

EXPENSES

         Total expenses increased 33% and 25% to $37.8 million and $68.6 million for the second quarter and first six months of 1998, compared to $28.3 million and $54.9 million for the same periods of 1997. Excluding the unusual non-recurring costs of $5.8 million related to Galaxy IV, total expenses increased 13% and 14% for the second quarter and first six months of 1998 compared to the same periods of 1997. The increase in expenses, excluding the unusual non-recurring costs related to Galaxy IV, were primarily related to the Company's growth in subscribers and initiatives to expand sales and distribution efforts along with administrative functions to support this growth. Total expenses as a percentage of revenue, excluding the unusual non-recurring costs related to Galaxy IV, remained relatively flat at 92% and 91% for the second quarter and first six months of 1998, compared to 90% for both the same periods of 1997.

Selling General & Administrative:

         Selling, general and administrative expenses grew 14% and 17% to $17.7 million and $34.6 million during the second quarter and first six months of 1998, compared to $15.5 million and $29.5 million for the same periods in 1997. These expenses were 51% and 50% of revenues for the periods above in 1998 compared to 49% and 48% in 1997. On a per subscriber per month basis, these expenses were up 9% and 11% to $36.83 and $36.01 for the second quarter and first six months of 1998 compared to $33.82 and $32.56 for the same periods of 1997.

Sales Commissions:

         Sales commissions grew 14% and 16% to $2.7 million and $5.5 million for the second quarter and first six months of 1998, compared to $2.4 million and $4.7 million for the same periods of 1997. This increase is primarily due to incentive programs to the national sales force and sales management related to expanding the sales force and higher cash flows in DTNergy. On a per subscriber per months basis, sales commissions increased 8% and 9% to $5.64 and $5.70 for the second quarter and first six months of 1998, compared to $5.21 for both the same periods of 1997.

Depreciation and Amortization:

         Depreciation and amortization expense grew 11% and 10% to $11.6 million and $22.7 million for the second quarter and first six months of 1998, compared to $10.5 million and $20.7 million for the same periods of 1997. This increase was primarily due to subscriber equipment related to the increase in subscribers and the goodwill associated with the acquisitions. Depreciation and amortization expenses, as a percentage of revenues, were down to 33% for the first six months of 1998, compared to 34% for the same period of 1997. On a per subscriber per month basis, depreciation and amortization expenses increased to $24.16 and $23.63 for the second quarter and first six months of 1998, compared to $22.83 and $22.82 for the same periods of 1997.

OPERATING INCOME (LOSS)

         Operating income (loss) decreased to ($3.0 million) and $0.7 million for the second quarter and first six months of 1998, compared to $3.0 million and $6.0 million for the same periods of 1997. Excluding the unusual non-recurring costs of $5.8 million related to Galaxy IV, operating income decreased 9% to $2.8 million for the second quarter of 1998 compared to $3.0 million in 1997. For the first six months of 1998, operating income increased 8% to $6.5 million compared to $6.0 million for the same period of 1997. Operating income, excluding the unusual non-recurring costs related to Galaxy IV, as a percentage of revenue, declined to 8% and 9% for the second quarter and first six months of 1998, compared to 10% for both the same periods of 1997. On a per subscriber per month basis, operating income, excluding costs related to Galaxy IV, was up 2% to $6.74 for the first six months of 1998, compared to $6.60 for the same period of 1997.

INTEREST EXPENSE

         Interest expense decreased 22% and 19% to $1.8 million and $3.8 million for the second quarter and first six months of 1998, compared to $2.3 million and $4.7 million for the same periods of 1997. This decrease is the result of the Company using free cash flow to pay down debt. The Company's improving debt leverage ratio has allowed the company to lower its pricing on new borrowings for revolving credit and fixed debt, for example, the $16 million of term debt to pay off the company's 11.25% subordinated debt. Interest expense as a percentage of revenue has declined to 5% and 6% of revenues for the second quarter and first six months of 1998, compared to 7% and 8% for the same periods of 1997.

INCOME TAX PROVISION (BENEFIT)

         The Company's effective income tax rate was 36% for the second quarter and first six months of 1998 and 1997.

INCOME (LOSS) BEFORE EXTRAORDINARY ITEM

         The net loss before extraordinary item for second quarter and first six months of 1998 was $3.1 million and $2.0 million or $.27 and $.18 per share on a diluted basis for the periods, compared to a net income of $.5 million and $.8 million or $.04 and $.07 per share on a diluted basis for the same periods of 1997. Excluding the unusual non-recurring cost of $5.8 million related to Galaxy IV, the income before-extraordinary item for the second quarter and first six months of 1998 was $.6 million and $1.7 million or $.06 and $.14 per share on a diluted basis, compared to $.5 million and $.8 million or $.04 and $.07 per share on a diluted basis for the same periods of 1997.

EXTRAORDINARY ITEM, NET OF TAX

         During the first quarter of 1998, the Company refinanced its 11.25% Senior Subordinated Notes with 7.5% Senior Notes. With this refinancing, the Company took a one-time charge of $1.1 million or ($.09) per share on a diluted basis, net of tax, for pre-payment penalties and write-offs of unamortized debt issuance and discount costs.

NET INCOME (LOSS)

         The net loss for the second quarter and first six months of 1998 was $3.1 million or $.27 per share on a diluted basis for both periods, compared to net income of $.5 million and $.8 million or $.04 and $.07 per share on a diluted basis for the same periods of 1997. Net income, excluding the unusual non-recurring costs related to Galaxy IV, was $.6 million or $.06 per share on a diluted basis for the second quarter and first six months of 1998, compared to $.5 million and $.8 million or $.04 and $.07 per share on a diluted basis for the same periods of 1997.

                                    FORM 10-Q

                      DATA TRANSMISSION NETWORK CORPORATION

                           PART II - OTHER INFORMATION

Item 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS:

               (a) Date of Annual Meeting of Stockholders - April 22, 1998 adjourned to May 21, 1998.
               (b) Directors Elected - Roger R. Brodersen, Scott Fleck, David K. Karnes, J. Michael Parks, Jay E. Ricks, Greg
                         T. Sloma and Roger W. Wallace.
               (c)       Other Matters Voted Upon
                         - Ratification of the appointment of Deloitte and Touche LLP as independent auditors for 1998, 9,723,223 votes for, 2,969 votes against and 7,230 votes abstained.

Item 6.       EXHIBITS AND REPORTS ON FORM 8-K:

               (a)       Exhibits - 11 - Statement re  computation  of per share
                         earnings.
               (b)       Reports on Form 8-K
                         - Filed news release on June 11, 1998 relating to new satellite agreement and outage costs.
                         - Filed stock purchase agreement on July 15, 1998 relating to the acquisition of Kavouras, Inc.
               (27)      Financial Data Schedule (Required)

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

                                    DATA TRANSMISSION NETWORK CORPORATION

                           By       /s/ Roger R. Brodersen
                                    Roger R. Brodersen
                                    Chairman and CEO

                           By       /s/ Greg T. Sloma
                                    Greg T. Sloma
                                    President and Chief Operating Officer

                           By       /s/ Brian L. Larson
                                    Brian L. Larson
                                    VP, CFO, Secretary and Treasurer

Dated this 14th day of August, 1998.

                                                                     EXHIBIT 11

                         COMPUTATION OF INCOME PER SHARE

                      Data Transmission Network Corporation

               Quarter and six months ended June 30, 1998 and 1997

                                                          Quarter Ended                       Six Months Ended
Unaudited                                           1998                1997               1998              1997
------------------------------------------------------------------------------------------------------------------------
Income (Loss) Before Extraordinary Item             $(3,076,542)        $   485,561        $(1,989,136)      $   847,180

Extraordinary Item, net of tax                            --                  --            (1,076,880)             --
                                                    --------------------------------------------------------------------

Net Income (Loss)                                   $(3,076,542)        $   485,561        $(3,066,016)      $   847,180
------------------------------------------------------------------------------------------------------------------------
Average shares outstanding (1)                       11,322,939          11,089,815         11,259,969        11,072,394

Add shares applicable to stock options
  & warrants                                              --                979,117              --              969,273
                                                    --------------------------------------------------------------------

Total Shares (2)                                     11,322,939          12,068,932         11,259,969        12,041,667
------------------------------------------------------------------------------------------------------------------------
Basic Income (Loss) Per Share
  Income (loss) before Extraordinary Item           $     (0.27)        $      0.04        $     (0.18)      $      0.08
  Extraordinary Item                                      --                  --                 (0.09)            --
------------------------------------------------------------------------------------------------------------------------

  Net Income (Loss)                                 $     (0.27)        $      0.04        $     (0.27)      $      0.08
------------------------------------------------------------------------------------------------------------------------

Diluted Income (Loss) Per Share
  Income (loss) before Extraordinary Item           $     (0.27)        $      0.04        $     (0.18)      $      0.07
  Extraordinary Item                                      --                  --                 (0.09)            --
------------------------------------------------------------------------------------------------------------------------

  Net Income (Loss)                                 $     (0.27)        $      0.04        $     (0.27)      $      0.07
------------------------------------------------------------------------------------------------------------------------

(1)   Shares used in the Basic Earnings Per Share.
(2)   Shares used in the Diluted Earnings Per Share.