Form 10-Q
period 1998-09-30
DATA TRANSMISSION NETWORK CORP
filed 1998-11-12
CIK 790498

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


                   Quarterly Report under Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934


For Quarter Ended                   September 30, 1998

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


             Yes   X                               No

Number  of  shares  of  common  stock   outstanding  as  of  November  11,  1998
 ...11,507,637.

                           CONSOLIDATED BALANCE SHEETS

                      Data Transmission Network Corporation

                 As of September 30, 1998 and December 31, 1997

Unaudited                                                                     1998                         1997
-------------------------------------------------------------------------------------------------------------------
Assets

Current Assets
 Cash                                                                   $       --                   $    837,170
 Accounts receivable, net of allowance for
   doubtful accounts of $1,000,000 and $810,000                           10,894,123                    7,629,296
 Inventory (note 5)                                                        4,437,064                         --
 Prepaid expenses                                                          1,765,397                      825,577
 Deferred commission expense                                               2,585,548                    3,302,972
                                                                        -----------------------------------------
   Total Current Assets                                                   19,682,132                   12,595,015

Property and Equipment
 Equipment Used By Subscribers                                           241,141,768                  224,620,148
 Equipment and Leasehold Improvements                                     35,643,554                   23,155,237
                                                                        -----------------------------------------
                                                                         276,785,322                  247,775,385
 Less: Accumulated Depreciation                                          165,389,227                  135,265,090
                                                                        -----------------------------------------

   Net Property and Equipment                                            111,396,095                  112,510,295

Intangible Assets from Acquisitions, net of accumulated
 amortization of $15,255,096 and $9,728,684 (note 4)                      55,128,614                   34,764,802
Other Assets                                                               4,474,754                    2,560,786
                                                                        -----------------------------------------
                                                                        $190,681,595                 $162,430,898
-----------------------------------------------------------------------------------------------------------------
Liabilities and Stockholders' Equity

Current Liabilities
 Accounts payable                                                       $  7,497,310                 $  6,985,053
 Accrued expenses                                                         10,197,859                    5,319,506
 Current portion of long-term debt (note 6)                               21,873,333                   21,810,833
                                                                        -----------------------------------------
   Total Current Liabilities                                              39,568,502                   34,115,392

Long-Term Debt (note 6)                                                   93,015,414                   58,248,540
Subordinated Long-Term Notes, net of unamortized
 discount of $0 and $357,170 (note 7)                                           --                     14,642,830
Equipment Deposits                                                           548,224                      484,017
Unearned Revenue                                                          25,396,666                   22,743,946

Stockholders' Equity
 Common stock, par value $.001 authorized
  20,000,000 shares, issued 11,505,510 and 11,148,052                         11,505                       11,148
 Paid-in capital                                                          34,338,971                   31,326,683
 Retained earnings (deficit)                                              (2,197,687)                     858,342
                                                                        -----------------------------------------
     Total Stockholders' Equity                                           32,152,789                   32,196,173
                                                                        -----------------------------------------
                                                                        $190,681,595                 $162,430,898
-----------------------------------------------------------------------------------------------------------------
See notes to interim financial statements.



                                       CONSOLIDATED STATEMENTS OF OPERATIONS

                                       Data Transmission Network Corporation

                             Quarter and nine months ended September 30, 1998 and 1997

                                                 Quarter Ended                           Nine Months Ended
Unaudited                                  1998                  1997                 1998                 1997
-----------------------------------------------------------------------------------------------------------------
Revenues
 Subscription                         $30,915,513          $26,082,083           $87,352,087          $74,257,907
 Equipment Sales                        3,182,376                --                3,182,376               --
 Additional services                    1,758,971            1,683,839             5,340,487            4,981,457
 Communication services                 2,577,992            2,590,236             7,948,806            7,373,070
 Advertising                              603,771              781,950             2,475,331            2,893,565
 Service initiation fees                  694,917            1,078,130             2,657,082            3,568,399
                                      ---------------------------------------------------------------------------
   Total Revenue                       39,733,540           32,216,238           108,956,169           93,074,398
                                      ---------------------------------------------------------------------------
Expenses
 Selling, general
  and administrative                   19,400,145           15,948,660            53,983,355           45,435,826
 Cost of equipment sales                2,477,646                --                2,477,646               --
 Sales commissions                      2,827,486            2,496,743             8,300,840            7,217,865
 Depreciation and amortization         12,904,025           10,656,758            35,599,623           31,327,819
 Non-recurring satellite costs              --                   --                5,800,000               --
                                      ---------------------------------------------------------------------------
   Total Expense                       37,609,302           29,102,161           106,161,464           83,981,510
                                      ---------------------------------------------------------------------------
Operating Income                        2,124,238            3,114,077             2,794,705            9,092,888
 Interest expense                       2,297,570            2,229,420             6,129,644            6,949,110
 Other income, net                        189,203                6,643               247,412               71,202
                                      ---------------------------------------------------------------------------
Income (Loss) Before Income Taxes
 and Extraordinary Item                    15,871              891,300            (3,087,527)           2,214,980
  Income tax provision (benefit)            5,884              319,500            (1,108,378)             796,000
                                      ---------------------------------------------------------------------------
Income (Loss) Before
 Extraordinary Item                         9,987              571,800            (1,979,149)           1,418,980

Extraordinary Item, net of tax (7)          --                                    (1,076,880)               --
                                      ---------------------------------------------------------------------------
Net Income (Loss)                     $     9,987          $   571,800           $(3,056,029)         $ 1,418,980
-------------------------------------------------------------------------------------------------------------------

Basic Income (Loss) Per Share
 Income (loss) before
  Extraordinary Item                  $      --            $      0.05           $     (0.18)         $      0.13
 Extraordinary Item                          --                   --                   (0.09)               --
-------------------------------------------------------------------------------------------------------------------

 Net Income (loss)                    $      --            $      0.05           $     (0.27)         $      0.13
-------------------------------------------------------------------------------------------------------------------

Diluted Income (Loss) Per Share
 Income (loss) before
   Extraordinary Item                 $      --            $      0.05           $     (0.18)         $      0.12
 Extraordinary Item                          --                   --                   (0.09)               --
-------------------------------------------------------------------------------------------------------------------

 Net Income (loss)                    $      --            $      0.05           $     (0.27)         $      0.12
-------------------------------------------------------------------------------------------------------------------

Basic Shares Outstanding               11,406,837           11,115,532            11,308,925           11,086,773
-------------------------------------------------------------------------------------------------------------------

Diluted Shares Outstanding             12,265,219           12,132,803            11,308,925           12,072,045
-------------------------------------------------------------------------------------------------------------------
See note to interim financial statements.




                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                      Data Transmission Network Corporation

                  Nine months ended September 30, 1998 and 1997

Unaudited                                                                     1998                         1997
----------------------------------------------------------------------------------------------------------------
Cash Flows from Operating Activities
 Net income (loss)                                                     $ (3,056,029)                 $ 1,418,980
 Adjustments to reconcile net income (loss) to net
  cash provided by operating activities:
  Depreciation and amortization                                          35,599,623                   31,327,819
  Amortization of debt issue costs and discount                             592,251                      110,909
  Deferred income taxes                                                  (1,164,049)                     710,500
 Change in assets and liabilities:
  Accounts receivable                                                    (1,271,026)                    (981,924)
  Inventory                                                                 702,618                       --
  Prepaid expenses                                                         (448,538)                    (444,606)
  Deferred commission expense                                               724,429                     (352,865)
  Accounts payable                                                         (932,060)                   1,531,125
  Accrued expenses                                                        1,203,727                     (415,492)
  Equipment deposits                                                       (648,281)                     (25,512)
  Unearned revenue                                                        2,462,720                    3,416,542
                                                                       ------------------------------------------
 Net Cash Provided by Operating Activities                               33,765,385                   36,295,476

Cash Flows From Investing Activities
 Capital expenditures
  Equipment used by subscribers                                         (17,028,323)                 (15,821,232)
  Equipment and leasehold improvements                                   (6,573,292)                  (2,371,040)
 Acquisitions                                                           (28,170,659)                  (5,361,289)
                                                                       ------------------------------------------
 Net Cash Used by Investing Activities                                  (51,772,274)                 (23,553,561)

Cash Flows from Financing Activities
 Proceeds
  Revolving Credit Line                                                  38,000,000                    2,000,000
  Term Notes                                                             16,000,000                       --
  Exercise of stock options                                               2,568,645                      909,643

 Payments
  Term Notes                                                            (24,398,926)                 (16,118,542)
  Subordinated Notes                                                    (15,000,000)                      --
                                                                       ------------------------------------------
 Net Cash Provided (Used) by Financing Activities                        17,169,719                  (13,208,899)
                                                                       ------------------------------------------
Net Decrease in Cash                                                       (837,170)                    (466,984)

Cash at Beginning of Period                                                 837,170                      708,053
                                                                       ------------------------------------------
Cash at End of Period                                                  $       --                    $   241,069
-----------------------------------------------------------------------------------------------------------------
See notes to interim financial statements.


                      NOTES TO INTERIM FINANCIAL STATEMENTS


1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         The information furnished herein relating to interim periods has not been audited by independent Certified Public Accountants. The interim financial information in this report reflects all adjustments which are, in the opinion of management, necessary for a fair statement of results for the interim periods presented in accordance with generally accepted accounting principles. All such adjustments are of a normal recurring nature. The accounting policies followed by the Company, and additional footnotes, are set forth in the audited financial statements included in the Company's 1997 Annual Report, this report was incorporated by reference in Form 10-K for the fiscal period ended December 31, 1997. The results of operations for the quarter and nine months ended September 30, 1998 and 1997 are not necessarily indicative of the results to be expected for the full year. All financial statements are prepared on a consolidated basis to include the Company's wholly owned subsidiaries of Kavouras Inc., National Datamax, Inc. and DTN Market Communications Group, Inc.

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

3.       ACCOUNTING PRONOUNCEMENT

         Effective January 1, 1998, the Company adopted the provisions of SFAS No. 130 "Reporting of Comprehensive Income." SFAS No. 130 establishes standards for the display of comprehensive income and its components in a full set of financial statements. Comprehensive income includes all changes in equity during a period except those resulting from the issuance of shares of stock and distributions to stockholders. There were no differences between net income and comprehensive income during the quarter and nine months ended September 30, 1998 and 1997.

         In June 1997, the FASB issued statement No. 131, "Disclosure about segments of an Enterprise and Related Information." FASB No. 131 establishes standards for the way public enterprises report information about operating segments. The Company will adopt the disclosure requirements of this statement in their 1998 annual report on Form 10K.

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

Market Information of Colorado, Inc.
         In February of 1998, DTN acquired 100 subscribers receiving real-time commodities and futures information from Market Information of Colorado, Inc.
(MIC) for $135,000 cash. The Company to date has capitalized $133,205 as an intangible asset (goodwill) and is amortizing this cost using the straight-line method over eight years.

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

National Datamax, Inc.
         In June of 1998, DTN signed an agreement to acquire 100% of the capital stock outstanding of National Datamax, a software development and information services firm specializing in integrated systems for the financial services industry. DTN has agreed to pay $3,000,000 cash, assume the assets and liabilities of National Datamax, Inc., plus pay an earn-out based upon revenue growth from quarter ending December 31, 1997, through quarter ending June 30, 1999. National Datamax is a wholly owned subsidiary of DTN and operates out of California. The Company has capitalized $3,224,000 as an intangible asset (goodwill) and is amortizing this cost using the straight-line method over three to five years.

Kavouras, Inc.
         In July of 1998, DTN signed an agreement to acquire 100% of the capital stock outstanding in Kavouras Inc. Kavouras is engaged in the development, design, manufacture, marketing and service of meteorological equipment and provides meteorological data services to government, aviation, commercial broadcast and other industries, including DTN. The Company agreed to assume the assets and liabilities of Kavouras, Inc. and pay $22,650,000 cash of which, $20,650,000 was paid at closing. The remaining $2,000,000 cash will be paid out in equal $500,000 payments over the next four anniversary dates of closing. Kavouras is a wholly owned subsidiary of DTN and operates out of Minnesota under the name DTN Kavouras Weather Services. The Company has capitalized $17,688,749 as an intangible asset and is amortizing this cost using the straight-line method over five to ten years.

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

Pro Forma Financial Information

         The following unaudited pro forma financial information reflects the consolidated results of operations of the Company for the nine months ended September 30, 1998 and 1997 as though the Kavouras acquisition had occurred on January 1, 1997. This information has been prepared for comparative purposes only and does not necessarily represent actual operating results that may be achieved in the future or that would have occurred had the acquisitions been consummated on January 1, 1997.

         Pro Forma
                              September 30, 1998       September 30, 1997
         ----------------------------------------------------------------
         Revenues                 $116,752,958             $106,601,813
         Net Income (Loss)        $ (4,490,419)            $    342,119
         Income (Loss) Per Share:
         Basic                    $      (0.40)            $       0.03
         Diluted                  $      (0.40)            $       0.03
         ----------------------------------------------------------------

5.       INVENTORIES


         The major classes of inventory are as follows:

                                   September 30, 1998
         --------------------------------------------
         Raw Materials               $  3,861,759
         Work-in-Process             $    383,925
         Finished Goods              $    191,380
                                     ------------

                                     $  4,437,064
         --------------------------------------------

6.       LONG-TERM DEBT AND LOAN AGREEMENTS


                                         September 30, 1998              December 31, 1997
                                         ------------------              -----------------
         Revolving Credit Agreement
            Revolving Credit Line           $ 42,500,000                    $ 4,500,000

            Term notes                        38,041,665                     35,151,040

         Term Credit Agreement
            Term notes                        34,347,082                     40,408,333
                                             -----------                    -----------

         Total Loan Agreements               114,888,747                     80,059,373
                                            ------------                    -----------

         Less current portion                 21,873,333                     21,810,833
                                            ------------                    -----------
         Total Long-Term Debt               $ 93,015,414                    $58,248,540
                                            ------------                    -----------


         The Company has a revolving credit agreement, as amended, with a group of banks (the "Revolving Credit Agreement"). The Revolving Credit Agreement, which expires June 30, 2000 unless extended, provides for a total commitment of up to $65,000,000 in new borrowings. As of September 30, 1998, $42,500,000 of the total commitment had been borrowed, with the remaining $22,500,000 available to the Company subject to certain restrictions as discussed below.

         Additional borrowings under the Revolving Credit Agreement are available to the Company, as long as at the time of the advance, no default exists with any of the Company loan agreements and the ratio of the Company's total borrowings to operating cash flow ("the Leverage Ratio") does not exceed thirty-six. As of September 30, 1998, based on current operating cash flow, the Company would be able to borrow the entire amount of the remaining $22,500,000 commitment available.

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

------------------------------      --------------          -----------------------        ------------------
    Leverage Ratio                       Margin              Unused Commitment Fee          Fixed Note Margin
------------------------------      --------------          -----------------------        ------------------
greater than 42                           .250%                    .375%                             2.25%
greater than 36 and less than = 42        .500%                    .250%                             2.25%
greater than 30 and less than = 36        .750%                    .250%                             2.00%
greater than 24 and less than = 30       1.000%                    .250%                             2.00%
greater than 18 and less than = 24       1.250%                    .125%                             1.75%
less than                     = 18       1.375%                    .125%                             1.75%
------------------------------      --------------          -----------------------        ------------------

         The Revolving Credit Rate is the First National Bank of Omaha's "National Base Rate", minus the applicable Margin. The base rate is adjusted monthly, with the interest rate margin (as defined above) changed quarterly. As of September 30, 1998, the Revolving Credit Rate is 7.25%.

         The Company has the option to convert the outstanding revolving credit borrowings to term loans at any time, payable in forty-eight equal principal installments, plus interest. Interest on the converted term loans is at the Company's option, a variable interest rate of 1/4% over the Revolving Credit Rate or at a fixed rate of 3/8% over the Revolving Credit Rate in effect on the date of notice (as defined) or the applicable Fixed Note Margin (based on the "Leverage Ratio") over the average of the 3 and 5 year U. S. treasury securities, as quoted in the prior month "Federal Reserve Statistical Release", whichever is greater. Through a refinancing of Senior Subordinated Notes, as of March 17, 1998, the Company converted $16,000,000 of revolving credit to term notes accruing interest at the rate of 7.50% (see footnote 6). As of September 30, 1998, $42,500,000 of the total borrowings outstanding had not been converted to term loans. As of September 30, 1998, $38,041,665 of term loans was outstanding with monthly installments due up through 2001 having interest rates ranging from 7.50% to 9.25%.

         The Company pays a commitment fee of 1/8 - 3/8% on the unused portion of the total revolving credit commitment based on the "Leverage Ratio". As of September 30, 1998 the commitment fee was 1/8% on all unused revolving credit commitment. In the event the "Leverage Ratio" exceeds 36, any term note accruing interest at less than 7.5% is included in a "Trigger Event". The Company is obligated to pay the holders of such term notes a fee of 0.375% of the outstanding balance of the notes upon the occurrence of the Trigger Event and like amounts on the six month anniversary and the twelve month anniversary of the Trigger Event.

         The Company has a Term Credit Agreement dated February 26, 1997 with a group of banks providing for an aggregate principal amount of $48,490,000 to be repaid in 72 equal principal installments beginning January 31, 1997. As of September 30, 1998, the principal balance was $34,347,082 with $17,983,874 accruing at a variable interest rate of NY prime rate less one-half of one percent, or 7.75% and the remaining $16,363,208 accruing at fixed interest rates ranging from 8.25% to 8.36%.

         The revolving credit lines are classified as long-term debt since the Company has the ability and the intent to maintain these obligations for longer than one year.

         Substantially all of the Company's assets are pledged as collateral under the Company's long-term debt and loan agreements.

7.       SUBORDINATED LONG-TERM NOTES

         On June 30, 1994, the Company sold to one investor $15,000,000 of its 11.25% subordinated long-term notes in a private placement transaction (the "subordinated debt"). The subordinated debt was subordinated in right of payment to all current and future senior debt. Interest on the subordinated debt was paid quarterly, with principal due in five equal annual installments beginning on June 30, 2000. The Company had the option to prepay the subordinated debt on any date after June 30, 1997 at a premium beginning at 7.5% of the principal prepaid, and decreasing by 1.5% per year until June 30, 2002 when no premium was required.

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

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

FINANCIAL CONDITION

GENERAL OVERVIEW

         The equipment used by subscribers is a large capital investment for the Company. This equipment accounts for 50% of the Company's total assets. The Company has also made significant investments during 1997 and the first nine months of 1998 to acquire subscribers and businesses that fit into its business model. The net intangible assets (goodwill) resulting from these acquisitions is 29% of the Company's total assets. The acquisitions of subscribers and businesses are expected to enhance the long-term operating performance and financial condition of the Company. The investments in acquisitions have required the Company to increase long-term debt. The Company's overall financing strategy is simple, use long-term debt financing versus equity, whenever possible, to prevent the dilution of shareholder value.

NET CASH PROVIDED BY OPERATING ACTIVITIES

         Net cash provided by operating activities for the first nine months of 1998 was $33.8 million compared to $36.3 million for the same period in 1997. This decrease of $2.5 million was primarily the result of the $2.0 million decrease in operating cash flow (operating income before depreciation and amortization expense), known in the industry as EBITDA, the $1.1 million extraordinary item, net of tax, due to early extinguishment of subordinated debt and $1.0 million from the change in assets and liabilities. These decreases are offset by the $0.8 million reduction in interest expense and a $0.9 million federal income tax refund received from prior amended returns.

NET CASH USED BY INVESTING ACTIVITIES

         Net cash used by investing activities for the first nine months of 1998 was $51.8 million compared to $23.6 million for the same period in 1997. This increase was primarily the result of the Company's acquisitions closed during the first nine months of 1998, and increased purchases for information distribution software and equipment.

         As it relates to the Company's investing activities, the Company had $19.9 million and $26.1 million of negative working capital at September 30, 1998 and 1997, respectively. This increase in working capital is primarily due to the $4.4 million of inventory added as a result of the Kavouras acquisition. The increase was also created by the growth in accounts receivable brought on by a growing subscriber base, a bigger mix of customers now invoicing on an annual basis compared to quarterly, as was previously the standard and the acquisition of Kavouras. This increase was slightly offset by the increase in accrued expenses due mostly to the liabilities associated with the acquisitions.

         In keeping with the Company's growth strategy of developing services for niche markets plus acquisitions that fit into their business model and/or competitive strategies, DTN has closed on several acquisitions during the first nine months of 1998. The Company paid $28.2 million on these acquisitions compared to $5.4 million during the same period in 1997. Among these acquisitions (which are discussed in more detail in footnote 4 of the notes to interim financial statements) are SmartServ Online, Inc. and National Datamax, Inc., both of which provide services for the financial services industry, and Kavouras, Inc. which provides weather-related services to government, aviation, commercial broadcast and other industries.

         Currently, all these acquisitions have been financed by utilizing the Company's revolving credit line, which provides for a total commitment of up to $65,000,000 in new borrowings (see footnote 6 of the notes to interim financial statements).

NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES

         Net cash provided by financing activities was $17.2 million for the first nine months of 1998. Net cash used by financing activities was $13.2 million for the same period of 1997. The increase in net cash provided by financing activities is primarily attributed to proceeds from the Revolving Credit Line for acquisitions closed during the first nine months of 1998.
Further analysis shows that excluding the increase of $22.8 million of acquisitions and the unusual, non-recurring expense of $5.8 million related to the Galaxy IV satellite outage incurred in the first nine months of 1998, cash flows from financing activities would have been a use of funds of $11.4 million compared to $13.2 for the same period of 1997.

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

         YEAR 2000: The Company is actively engaged in a comprehensive review of its computer systems to identify the systems that could be affected by the Year 2000 Issue. The Company is addressing the following critical issues related to the Company's state of readiness, cost of addressing Year 2000 issues, risks of Year 2000 issues, and contingency plans:

State of Readiness

- Service delivery - System failure that could result in an interruption of service delivery (i.e. data transmission).

- Customer Service - System failure that could result in an interruption of customer service (i.e. phone support, ability to ship equipment, add/change services, etc.).

- Cash flow - System failure that could result in an interruption of cash flow (i.e. invoices, cash application).

- Physical environment - Environmental control failure that would inhibit the use of the Company's facilities (i.e. heating, air conditioning, etc.).

         The Company has made progress in its efforts to address the Year 2000 issue and ensure its systems and data will be functional beyond 1999. The following phases, which to some extent are being conducted concurrently, are on schedule to be completed by the listed completion dates.

- Inventory - Conduct an inventory of all custom developed and vendor supplied software and internally and externally used files. Estimated completion date is December 31, 1998.

- Assess Business Impact - Define business impact if a specific system were to fail due to incorrect date processing past 2000. Estimated completion date is December 31, 1998.

- Test - Conduct detailed Y2K testing and produce standardized `evidence' of Y2K compliance. Estimated completion date is June 30, 1999.

- Manage Subsequent Changes - All system modifications made subsequent to Y2K testing that are date related will be regression tested and documented. Estimated completion date is December 31, 1999.

Cost of Addressing Year 2000 Issues

         The Company plans to complete all system modifications required to resolve Y2K issues using existing internal resources and does not expect the cost of making the necessary changes to be significant.

Risks of Year 2000 Issues and Contingency Plan

         The Company expects its Year 2000 conversion project to be completed on a timely basis, however, failure to do so or failure on the part of third parties with whom the Company does business could materially impact operations and financial results. The most likely worst case scenario would result in the Company's customers receiving inaccurate data. The Company is working with our various vendors to verify Year 2000 compliance, and if necessary, securing alternate sources of service or products if compliance is not obtained.

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

         DTN's operating cash flow (operating income before depreciation and amortization expense), known in the industry as EBITDA, is a key indicator monitored by DTN management. Growth in operating cash flow results from a growing base of subscribers, as well as, increased revenues on a per subscriber basis covering the Company's fixed expenses. Operating cash flow is affected by the Company's research and development activities.

Operating Cash Flow:

         Operating cash flow (EBITDA) for the third quarter of 1998 grew 9% to $15.0 million compared to $13.8 million for the same period of 1997. Operating cash flow for the nine months ended September 30, 1998 decreased 5% to $38.4 million compared to $40.4 million for the same period of 1997. Excluding the unusual non-recurring costs of $5.8 million related to the second quarter Galaxy IV (as discussed below) satellite outage, operating cash flow for the first nine months of 1998 rose 9% to $44.2 million compared to $40.4 million for the same period of 1997.

         Operating cash flow margin (EBITDA margin) for the third quarter of 1998 was 37.8% compared to 42.8% for the third quarter of 1997. Operating cash flow margin for the first nine months of 1998 was 35.2% compared to 43.4% for 1997. Excluding the unusual non-recurring costs of $5.8 million related to Galaxy IV, operating cash flow margin for the first nine months of 1998 was 40.6% compared to 43.4% for 1997.

         Kavouras equipment sales have lower EBITDA margins than subscription sales, and will tend to lower the Company's total operating cash flow margin. A further analysis shows that excluding Kavouras operating results, operating cash flow margin for the third quarter of 1998 was 42.3% compared with 42.8% for the same period in 1997 and 41.3% for the second quarter of 1998 (excluding the Galaxy IV costs).

Net Development Costs:

         DTN accumulates research and development activities as "Net Development Costs". The Company defines "Net Development Costs" as 1) market research activities, 2) the expenses of hardware and software engineering, research and development, and 3) the negative operating cash flow (prior to corporate allocations plus interest) of new services. The Company includes new services in the "Net Development Costs" classification until the service shows positive operating cash flow prior to corporate allocations plus interest for the full quarter. The service becomes a core service after reaching this level in the developmental process. These costs increased 15% to $4.7 million during the first nine months of 1998, compared to $4.1 million for the same period of 1997. This increase was primarily the result of the costs added from the Kavouras operations.

Non-recurring Satellite Costs (Galaxy IV):

         On May 20, 1998, the Galaxy IV Satellite used by the Company to transmit service to nearly all its subscribers, spun out of control, causing a loss of service. By May 21, 1998, solutions were available for all subscribers, however, the impacts on DTN operations were significant. The costs related to the failure of Galaxy IV includes telecommunications, labor, satellite costs and customer communications and these unusual non-recurring costs are estimated to be $5.8 million and were recorded in May of 1998. These costs are the Company's estimate to convert subscribers to the new satellite and handle the large customer service call volume, duplicate satellite charges and other service costs related to this change.

         Although the Company believes the estimate is reasonable based on all available information, the impact of customer retention is more difficult to quantify and actual costs may vary from the estimate. DTN management believes the impact from this problem will not significantly impact the longer-term growth prospects of the Company. The Galaxy IV failure had an impact on subscription sales related to the months of May, June and July due to the Company utilizing the sales force to adjust subscriber satellite dishes.

REVENUES

         Total revenues for the third quarter of 1998 increased 23% to $39.7 million compared to $32.2 million for the third quarter of 1997. Total revenues for the nine months ended September 30, 1998 increased 17% to $109.0 million compared to $93.1 million for the same period of 1997.

         The Company attributed the revenue increases for the third quarter of 1998 compared to the third quarter of 1997 primarily to revenue generated by acquisitions. In addition, total subscribers at September, 30 1998 increased to 158,400 compared to 155,700 for 1997. Total revenues on a per subscriber per month basis for the third quarter of 1998 were $83 compared to $69 for the third quarter of 1997. For the nine months ended September 30, 1998 total revenues on a per subscriber per month basis was $76 compared to $68 for the same period in 1997.

Subscriptions:

         Subscription revenue for the third quarter of 1998 grew 19% to $30.9 million compared to $26.1 million for the third quarter of 1997. Subscription revenue for the nine months ended September 30, 1998 increased 18% to $87.4 million compared to $74.3 million for the same period in 1997. The increase was primarily due to increases in total subscribers, the ability to move subscribers to higher priced services and acquisitions completed in the past 12 months. The Company continues to add new subscribers at higher subscription rates. Subscription revenue per subscriber, per month for all new subscription sales in the third quarter of 1998 was $79 compared to $67 for the same period of 1997. The increase in subscribers from new subscription sales and acquisitions resulted in total subscription revenues on a per subscriber per month basis for the third quarter of 1998, growing to $65 compared to $56 for the same period in 1997.

Equipment Sales:

         The Company's July 1, 1998 acquisition of Kavouras, Inc., in Minneapolis, added a new market niche for the Company, the manufacture and sale of various meteorological equipment and radar systems. The Kavouras acquisition added $3.2 million of meteorological equipment and radar sales for the third quarter of 1998.

Additional Services:

         Additional service revenue for the third quarter of 1998 increased 4% to $1.8 million compared to $1.7 million for the third quarter of 1997. Additional service revenue for the nine months ended September 30, 1998 increased 7% to $5.3 million compared to $5.0 million for the same period of 1997. The Company continues to expand the list of services available on an "a la carte" basis. The Company believes weak agriculture markets have impacted the growth in additional service revenues. Additional service revenue on a per subscriber per month basis for the third quarter of 1998 was $3.68 compared to $3.63 for the third quarter of 1997. For the nine months ended September 30, 1998, additional services revenue on a per subscriber per month basis was $3.71 compared to $3.63 for the same period of 1997.

Communication Services:

         Communications services revenue was flat at $2.6 million for both the third quarters of 1998 and 1997. For the nine months ended September 30, 1998, communication service revenue grew 8% to $7.9 million compared to $7.4 million for the same period of 1997. This year-to-date growth is due to refiners increasing message volume and other communications to wholesalers via DTNergy Services. The addition of the DTN Cotton Network is also a contributing factor to the year-to-date increase. Communication services revenue on a per subscriber per month basis for the third quarter of 1998 was $5.39 compared to $5.58 for the third quarter of 1997. For the nine months ended September 30, 1998, communication services revenue on a per subscriber per month basis was $5.53 compared to $5.38 for the same period of 1997.

Advertising:

         Advertising revenue fell 23% to $.6 million for the third quarter of 1998, compared to $.8 million for the third quarter of 1997. For the nine months ended September 30, 1998, advertising revenue decreased 14% to $2.5 million compared to $2.9 million for the same period of 1997. Advertising had a record year in 1997 fueled by strong advertising related to new product introductions by companies in the agriculture industry. The recent downturn in the agriculture economy has negatively impacted the 1998 advertising revenues of the Company. Advertising revenue on a per subscriber per month basis for the third quarter of 1998 was $1.26 compared to $1.68 for the third quarter of 1997. For the nine months ended September 30, 1998, advertising revenue on a per subscriber per month basis was $1.72 compared to $2.11 for the same period of 1997.

Service Initiation Fees:

         Service initiation fees revenue for the third quarter of 1998 fell 36% to $.7 million compared to $1.1 million for the third quarter of 1997. For the nine months ended September 30, 1998, service initiation fees declined 26% to $2.7 million compared to $3.6 million for the same period in 1997. This decline is due to slower sales in the agricultural division, the direct result of the weak agricultural markets, and the inability of the Company's sales force to focus on new sales during the three months of the satellite crisis. Service initiation fees revenue on a per subscriber per month basis for the third quarter of 1998 was $1.45 compared to $2.32 for the third quarter of 1997. For the nine months ended September 30, 1998, service initiation fees revenue on a per subscriber per month basis was $1.85 compared to $2.60 for the same period of 1997.

EXPENSES

         Total expenses for the third quarter of 1998 increased 29% to $37.6 million compared to $29.1 million for the third quarter of 1997. For the nine months ended September 30, 1998, total expenses increased 26% to $106.2 million compared to $84.0 million for the same period of 1997. Excluding the unusual non-recurring costs of $5.8 million related to Galaxy IV, total expenses for the nine months ended September 30, 1998, increased 20% compared to the same period in 1997. The increase in expenses, excluding the unusual non-recurring costs related to the Galaxy IV, were related to the Company's growth in subscribers, initiatives to expand sales and distribution efforts, operating expenses from the Kavouras acquisition (including the $2.5 million of costs of equipment sales) and the increase in amortization expense from these acquisitions.

Selling General & Administrative:

         Selling, general and administrative expenses for the third quarter of 1998 grew 22% to $19.4 million compared to $15.9 million for the third quarter of 1997. For the nine months ended September 30, 1998, selling, general and administrative expenses increased 19% compared to the same period in 1997. These expenses as a percentage of total revenues decreased to 49% for the third quarter of 1998 compared to 50% for the third quarter of 1997 and 51% for the second quarter of 1998. This trend shows the Company's ability to control expenses while continue to focus on growing the Company.

Cost of Equipment Sales:

         Cost of equipment sales expenses for the third quarter and nine months ended September 30, 1998, was $2.5 million. These expenses were the direct result of the Kavouras acquisition which brought a new market niche for the

Company, the manufacture and sale of various meteorological equipment and radar systems.

Sales Commissions:

         Sales commissions for the third quarter of 1998 increased 13% to $2.8 million compared to $2.5 million for the third quarter of 1997. For the nine months ended September 30, 1998, sales commissions increased 15% to $8.3 million compared to $7.2 million for the same period in 1997. These expenses are primarily the result of an expanded sales force. These expenses as a percentage of total revenues decreased to 7% for the third quarter of 1998 compared to 8% for the third quarter of 1997.

Depreciation and Amortization:

         Depreciation and amortization expense for the third quarter of 1998 increased 21% to $12.9 million compared to $10.7 million for the third quarter of 1997. For the nine months ended September 30, 1998, depreciation and amortization expense increased 14% to $35.6 million compared to $31.3 million for the same period of 1997. These increases are primarily due to the increase in subscriber equipment for the added subscribers and the amortization related to the intangible assets associated with the acquisitions. As a percentage of total revenues, depreciation and amortization expense for the third quarter of 1998 decreased to 32% compared to 33% for the third quarter of 1997.

OPERATING INCOME

         Operating income (EBIT) for the third quarter of 1998 decreased 32% to $2.1 million compared to $3.1 million for the third quarter of 1997. Operating income for the nine months ended September 30, 1998 was $2.8 million compared to $9.1 million for the same period in 1997. Excluding the unusual non-recurring costs of $5.8 million related to Galaxy IV, operating income for the first nine months of 1998 was $8.6 million compared to $9.1 million for 1997. These decreases in operating income are primarily related to the increase in amortization expense related to the intangible assets from acquisitions. Amortization expense related to acquisitions for the third quarter of 1998 was $2.4 million compared to $1.5 million for the third quarter of 1997. Amortization expense related to acquisitions for the nine months ended September 30, 1998 was $5.5 million compared to $4.3 million for the same period in 1997.

INTEREST EXPENSE

         Interest expense for the third quarter of 1998 increased 3% to $2.3 million compared to $2.2 million for the third quarter of 1997. For the nine months ended September 30, 1998, interest expense decreased 12% to $6.1 million compared to $6.9 million for the same period of 1997. In the first quarter of 1998 the Company refinanced its 11.25% Senior Subordinated Notes down to 7.5% Senior converted notes which has had a direct impact on interest expense in 1998 compared to 1997. As a percentage of total revenue, interest expense for the third quarter of 1998 decreased to 6% compared to 7% for the third quarter of 1997.

OTHER INCOME, NET

         For the third quarter of 1998, the Company received a federal income tax refund from amended returns for prior years and as a result, recorded one time interest income of $181,000 from those refunds.

INCOME TAX PROVISION (BENEFIT)

         The Company's effective income tax rate was 37% for the third quarter of 1998. The effective income tax rate was 36% for the third quarter of 1997 and the first nine months of 1998 and 1997.

INCOME (LOSS) BEFORE EXTRAORDINARY ITEM

         Income before extraordinary item for third quarter of 1998 was $9,987 or less than $.01 per share on a diluted basis, compared to $571,800 or $.05 per share on a diluted basis for the third quarter of 1997. The loss before extraordinary item for the first nine months of 1998 was $2.0 million or $.18 per share on a diluted basis, compared to income of $1.4 million or $.12 per share on a diluted basis for the same period of 1997. Excluding the unusual non-recurring cost of $5.8 million related to Galaxy IV, the income before extraordinary item for the first nine months of 1998 was $1.7 million or $.14 per share on a diluted basis, compared to $1.4 million or $.12 per share on a diluted basis for the same period of 1997.

EXTRAORDINARY ITEM, NET OF TAX

         During the first quarter of 1998, the Company refinanced its 11.25% Senior Subordinated Notes with 7.5% Senior Notes. With this refinancing, the Company took a one-time charge of $1.1 million or ($.09) per share on a diluted basis, net of tax, for pre-payment penalties and write-offs of unamortized debt issuance and discount costs.

NET INCOME (LOSS)

         Net income for the third quarter of 1998 was $9,987 or less than $.01 per share on a diluted basis, compared to $571,800 or $.05 per share on a diluted basis for the third quarter of 1997. The net loss for the first nine months of 1998 was $3.1 million or $.27 per share on a diluted basis, compared to net income of $1.4 million or $.12 per share on a diluted basis. Excluding the unusual non-recurring costs related to Galaxy IV, the net income for the first nine months of 1998 was $1.7 million or $.14 per share on a diluted basis, compared to $1.4 million or $.12 per share on a diluted basis for 1997.

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

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K:

         (a)   Exhibits - 11 - Statement re computation of per share earnings.
         (b)   Reports on Form 8-K
               - Filed news release on June 11, 1998 relating to new satellite agreement and outage costs.
               - Filed stock purchase agreement on July 15, 1998 relating to the acquisition of Kavouras, Inc.
               -   Filed Form 8-K/A on September 11, 1998 to amend item 7(a) and
                   (b) of 8-K filed on July 15, 1998 relating to the acquisition of Kavouras, Inc.

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

                                    DATA TRANSMISSION NETWORK CORPORATION

                           By       /s/ Roger R. Brodersen
                                    Roger R. Brodersen
                                    Chairman and CEO

                           By       /s/ Greg T. Sloma
                                    Greg T. Sloma
                                    President and Chief Operating Officer

                           By       /s/ Brian L. Larson
                                    Brian L. Larson
                                    VP, CFO, Secretary and Treasurer

Dated this 11th day of November, 1998.

                                                                                               EXHIBIT 11

                         COMPUTATION OF INCOME PER SHARE

                      Data Transmission Network Corporation

            Quarter and nine months ended September 30, 1998 and 1997

                                                            Quarter Ended                   Nine Months Ended
Unaudited                                             1998              1997            1998            1997
----------------------------------------------------------------------------------------------------------------
Income (Loss) Before Extraordinary Item             $     9,987     $   571,800     $(1,979,149)     $ 1,418,980

Extraordinary Item, net of tax                             --              --        (1,076,880)            --
                                                    ------------------------------------------------------------
Net Income (Loss)                                   $     9,987     $   571,800     $(3,056,029)     $ 1,418,980
----------------------------------------------------------------------------------------------------------------
Average shares outstanding (1)                       11,406,837      11,115,532      11,308,925       11,086,773

Add shares applicable to stock options
  & warrants                                            858,382       1,017,271            --            985,272
                                                    ------------------------------------------------------------
Total Shares (2)                                     12,265,219      12,132,803      11,308,925       12,072,045
----------------------------------------------------------------------------------------------------------------
Basic Income (Loss) Per Share
   Income (loss) before Extraordinary Item          $      --       $      0.05     $     (0.18)     $      0.13
   Extraordinary Item                                      --              --             (0.09)            --
----------------------------------------------------------------------------------------------------------------
   Net Income (Loss)                                $      --       $      0.05     $     (0.27)     $      0.13
----------------------------------------------------------------------------------------------------------------

Diluted Income (Loss) Per Share
   Income (loss) before Extraordinary Item          $      --       $      0.05     $     (0.18)     $      0.12
   Extraordinary Item                                      --              --             (0.09)            --
----------------------------------------------------------------------------------------------------------------

   Net Income (Loss)                                $      --       $      0.05     $     (0.27)     $      0.12
----------------------------------------------------------------------------------------------------------------

(1)   Shares used in the Basic Earnings Per Share.
(2)   Shares used in the Diluted Earnings Per Share.