Form 10-K
period 1998-12-31
DATA TRANSMISSION NETWORK CORP
filed 1999-03-26
CIK 790498

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                    FORM 10-K

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Fiscal Year Ended December 31, 1998.

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

                          Common Stock, $.001 Par Value
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

         The aggregate market value of voting stock (based upon the "bid" price as quoted on NASDAQ) of the registrant held by non-affiliates on March 1, 1999 was approximately $259,000,000.

         At March 1, 1999, the registrant had outstanding 11,625,320 shares of its common stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

1. Portions of the Registrant's Annual Report to Stockholders for the fiscal year ended December 31, 1998 are incorporated by reference into Parts I, II, and IV.

2. Portions of the Registrant's definitive Proxy Statement filed for the Registrant's Annual Meeting of Stockholders to be held April 28, 1999, are incorporated by reference into Part III.


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

         (b)    Financial Information About Industry Segments:

                Financial Information about industry segments for the company is on Page 6, of the company's 1998 Annual Report to stockholders and is incorporated herein by reference.

         (c)    Narrative Description of Business:

      Data Transmission Network Corporation (DTN) began operations in April 1984 and continues to provide comprehensive, time-sensitive information and communication services for a variety of industries via all relevant distribution technologies. DTN had over 159,000 subscribers throughout the U.S. and Canada at the end of 1998 with the majority receiving agricultural, weather, financial and energy related services. A review of these industries and services with the year's highlights are discussed in this report.

      The Company's subscription services are targeted at niche business markets and designed to be timely, simple to use, and convenient. The Company's distribution technology provides an efficient means of sending data and information from point to multi-point. The development and enhancement of cost-effective distribution methods such as electronic satellite delivery and the Internet, plus a total commitment to customer service and information quality has enabled the Company to become a major player in the communications industry.

      The Company continues take advantage of many engineering and software advancements available for developing and improving distribution in an exciting and growing industry.

                       INFORMATION DISTRIBUTION TECHNOLOGY

      The Company is committed to researching and developing distribution technologies to cost-effectively deliver the timely information that the Company's subscribers demand. DTN supports several information distribution technologies allowing the distribution, reception and display of information. These technologies include small dish Ku-band satellite (Ku), the Internet, FM radio side-band channels (FM), Fax, the vertical blanking interval within a television signal sent via Cable TV (VBI), e-mail, leased lines and DIRECTV.

      The first technology used by the Company was FM radio side-band. The Ku technology was added in 1989, providing the ability to reach customers outside the geographic territory of the signal of the FM stations. Fax, VBI, e-mail, Internet, leased lines and DIRECTV have since been added to further expand the
distribution   network.

      The Company provides the equipment necessary for subscribers to receive certain services using FM, Ku or VBI technologies. This equipment includes a DTN receiver, a video monitor, FM antenna or a small 30" Ku-band satellite dish. A keyboard, mouse and printer may be provided depending on the service. DTN is responsible for the normal maintenance and repair of subscriber equipment.

      Prior to 1992, the Company utilized a "page-based" receiver and monochrome display system. The monochrome system translates the Company's data stream into text and is capable of receiving and displaying up to 246 different pages of information. The monochrome receiver can also download information to a printer or computer.

      In 1992, the Company introduced the Advanced Communications Engine (ACE) receiver, a color graphics receiver system, expanding the Company's ability to provide information and communication services. The ACE receiver contains multiple processors. One is dedicated to data communications and storage. The second processor is for manipulating data, interacting with the user and displaying high-resolution color pictures, graphics and text. A third processor enables the unit to play audio clips for weather forecasts, voice advertisements or audio alarms set for when a futures contract or stock price reaches a pre-set price. In addition, this processor can send and retrieve information by using an internal modem connected to a phone line. Additional processors may be present, as necessary, based on the method of information distribution technology used, such as satellite, VBI, etc.

      The ACE receiver can also download information to a printer or computer. This receiver is equipped with an internal hard drive allowing processed information to be stored, archived and displayed. The receiver's built-in control panel, keyboard or mouse allows subscribers to conveniently view this information.

      One of the unique aspects of the Company's information distribution technology is the computer software developed by the Company for use with the broadcast system that feeds data to the ACE receivers. This software manages information from a wide array of input sources, runs routines, sets priorities and then initiates transmission to the satellite. The software provides the capability to individually address each receiver unit placed with a subscriber. This permits the Company to transmit specific information to a specific subscriber or group of subscribers.

      The Company leases FM radio side-band channels, satellite channels and VBI space to deliver the information to receivers used by the Company's subscribers. All information is up-linked from Omaha to satellite (except Internet, Fax and other telephone delivery technology) and downlinked from the satellite to subscribers based on their distribution technology.

      FM monochrome subscribers receive their information using FM antennas that receive the information via side-band signals transmitted from radio stations. The Ku subscribers utilize a 30" satellite dish, a direct downlink, to receive their information.

      Early  in 1994,  the  Company  began  using a new  cable  TV  distribution technology involving vertical blanking intervals (VBI). The Company has contracted with a major cable TV superstation to transmit information along with the station's TV signal. This technology eliminates the need for FM antennas or satellite dishes and is available to businesses or residences that are wired for cable TV and receive the superstation's service.

      The Company has introduced several Internet products since 1995. DTN currently offers services via the Internet for the agricultural, weather, financial and energy industries and plans to expand the services offered using this information distribution technology. A major milestone for DTN's Internet services was the leasing of Internet technology from SmartServ Online, Inc. for the real-time streaming quote service offered by the Company's Financial Services Division (www.dtniq.com)(see page 12).

      In 1998, the Company began delivering services to customers via direct leased line circuits. This gives customers in major metropolitan areas the ability to receive the Company's information where options, such as satellite dishes, are impractical. In many instances, this technology provides a redundant delivery method to insure maximum availability of the Company's information.

      At the end of 1998, DTN Marine Center, a specialty weather service, began delivering its information via DIRECTV's satellite system. Information is received directly into the subscriber's computer from an 18-inch DIRECTV dish. This initial product rollout is expected to be the first of many using the newest information distribution technology. The new product launch also marks the introduction of DTN for Windows, a software product for the PC using a satellite dish which is capable of operating without an ACE receiver or other external hardware devices.


Information Distribution Technologies             Subscribers
-------------------------------------             -----------
Ku-Band Satellite                                 144,800
Internet                                            4,700
FM Radio Side-band                                  8,400
VBI                                                 1,300
Lease Lines/DIRECTV                                   100
                                                  -------
Total                                             159,300


      The following is a summary of subscribers by information distribution technology at December 31, 1998. The Company has approximately 15,000 customers receiving information using Fax technology. The e-mail business is primarily a subscriber (an e-mail source) communicating specific messages to a group of subscribers. There are over 1,200 e-mail sources delivering over 3,500 pages of information to subscribers daily.


                                SERVICES OFFERED

      The Company's revenue is derived primarily from six categories: (1) monthly, quarterly or annual subscriptions, (2) equipment sales, (3) additional (optional) services, (4) communication services, (5) advertising and (6) service initiation fees. The percentage of total revenue for each category over the last three fiscal years was:

                                         1998              1997             1996
                                         ----              ----             ----
      Subscriptions                      80 %              80 %             76 %
      Equipment Sales                     3 %              -                 -
      Optional Services                   5 %               5 %              6 %
      Communication services              7 %               8 %              9 %
      Advertising                         3 %               3 %              3 %
      Service Initiation Fees             2 %               4 %              6 %


      Subscription revenue is generated from monthly, quarterly or annual subscription fees for one of the Company's services. The Company offers a discount to subscribers who pre-pay their subscriptions annually. A more detailed review of each service is found later in this report.

      A new business unit of the Company, DTN Kavouras Weather Services, generates equipment sales of weather systems, workstations and weather radar systems. DTN Kavouras Weather Services' weather systems and workstations allow customers to receive weather information provided by the Company for monthly subscriptions. This business unit also builds small and large doppler radar systems.

      Optional services are offered to subscribers on an "a la carte" basis, similar to premium channels on cable TV. A third party primarily provides information for these services with DTN receiving a share of the subscription revenue paid by the subscriber. Optional services revenue continues to grow in total dollars at a rate commensurate with the overall growth of the Company due, in part, to new technological innovations using the Internet.

      The Company sells communication services allowing companies to cost-effectively communicate a large amount of timely information to their customers or field offices. This category includes revenue generated from FAX and e-mail services. Communications revenue continued to grow in total dollars and management believes this area offers opportunities for future growth.

      The Company sells advertising interspersed among the pages of news and information, similar to a newspaper or magazine. The advantage of an electronic advertisement over typical print media is the ability to change or replace the advertising message quickly and as frequently as market conditions dictate.
Advertising revenue maintained the same percentage of total revenue due to subscriber and subscription revenue growth as well as the addition of new services with available advertising space.

      Service initiation fees are one-time charges for new subscriptions depending on the service and the information distribution technology. DTN also charges an initiation fee for those subscribers who convert to another service (i.e. from a monochrome FM to a Ku color service).


The Agricultural Industry

      The DTN Agricultural Division consists of five major services: DTN Ag Services, DTNstant, DTN PROduce, DTNiron, and DTN Cotton Network.

                                           1998                     1997                      1996
                                    -----------------         -------------              -------------
Revenues                            $88,300,000                $87,600,000                $69,700,000
Subscribers at year end                 113,800                    120,500                    116,200



      New subscriptions are primarily sold by the Agricultural Division's own dedicated sales force. These individual sales professionals began working under the direct control of the Ag Division in August 1998. The ag sales force is made up of district sales representatives, in-house sales staff, and independent, commission-only sales representatives. By dissolving the former national sales group into a smaller, more focused staff, the division is able to provide more knowledgeable and service oriented sales professionals for current and prospective customers. DTN AgServices, DTNstant and DTNiron each have their own individual group of sales professionals, selling their basic products. For these three services, the prospective customer base is essentially the same, and these sales professionals are encouraged to sell any of the products associated with Ag when the opportunity presents itself. DTN PROduce deals with a different prospect than the normal livestock and grain farmer, and therefore DTN PROduce sales professionals sell primarily to produce oriented prospects. The Ag
Division provides its sales force with leads that are obtained through telemarketing, direct mail, print media advertising, customer referrals, and Internet advertising.

      The main competition to these services is the combination of printed advisory services, radio, television, telephone, other satellite information services, Internet services, and the changing of old information-gathering habits.

      There are over 200 premium (optional) services available to agricultural subscribers to enhance the primary product subscriptions. These premium services consist of advisory, informational and educational products as well as newswire, association and additional free services. DTN subscribers can customize their DTN unit to meet specific needs by choosing from a broad mix of these "a la carte" services. DTN is continually developing new premium services to meet customer demands by listening closely to the marketplace and to the customer.

Premium services are marketed through a combination of individual free trials, system-wide trials, on-screen advertising, direct mail, invoice stuffers, equipment stuffers, and telemarketing. Premium Services' prices range from $6 to $1,200 per quarter. The average subscription price is $60 per quarter. Effective marketing campaigns helped to increase premium service sales in 1998.

      Communication services (DTN InfoMail) plays an important role in providing a cost effective means to reach a large number of targeted customers daily. At the touch of a button, subscribers have instant access to messages 24 hours a day. DTN InfoMail customers receive information tailored to their specific needs. The service provides information for elevators, seed sales reps, agronomists, chemical sales reps and technical advisors, commodity brokers, processing plants, feedlots and anyone with a need to communicate to DTN subscribers. Over 75 new InfoMail providers began messaging in 1998.

      Advertising on DTN Ag Services plays a major role in the division's revenue. The Advanced Communication Engine (ACE) satellite receiver, with its animation and inter-active ability, provides an excellent avenue for advertising sales. With the development of the ag Internet service, (www.agdayta.com), advertising will have a new avenue in which to grow. In 1998, the Ag Division sold over $3.2 million in advertising space to numerous ag industries, ag chemical and seed companies, and equipment and finance businesses.

DTN Ag Services Review
      Approximately 80% of DTN Ag Services' subscribers are farmers or livestock producers with the balance consisting primarily of grain elevators, agribusinesses and financial institutions. Subscribers to DTN Ag Services farm nearly one third of the nations total cropland and market more that 50% of the nation's cattle and hogs.

      FarmDayta was the primary competition for DTN AgDaily until May 1996 when DTN acquired Broadcast Partners. The addition of FarmDayta gives DTN AgServices a fully integrated agricultural product line with price entry points across a wide spectrum, expanding the marketing horizons for all DTN agricultural services. DTN maintains the DTN FarmDayta facilities in Des Moines, Iowa.

DTN AgDaily
      DTN AgDaily is an agricultural market information, quote and weather service. Subscribers receive delayed commodity futures and options quotes, local cash grain and livestock prices, selected regional and world weather updates, and a variety of daily analysis, commentary and news that affect grain and livestock prices. DTN AgDaily color graphics allows for an advanced weather segment with national and regional radar maps (updated every 15 minutes), infrared satellite cloud cover maps, precipitation, temperature, jet stream, surface wind and snow cover maps, and much more. The subscriber can custom design high resolution charts and/or select from a library that holds over 1,000 charts. The system is capable of custom programming the futures quotes pages to display only the quotes desired. The service also includes information segments for specific crop and livestock enterprises as well as general, business, sport and entertainment news. AgDaily offers crop liability insurance and livestock profitability calculators through use of the inter-activity feature, which allows subscribers to search a comprehensive database.

DTN Pro Series
      The DTN Pro/Premier services feature a more advanced AgDaily product. The Pro Series enhanced functionality includes a high interest window to view future or options quotes on any page as well as keyword search that automatically searches the news story database for articles affecting the user's operation. It also allows subscribers to customize a segment with up to five of the user's favorite pages, and a personal library serving as a customized archive segment. There are seven DTN Pro products, all of which include the complete AgDaily service plus additional specific information: Weather Pro, News Pro, Chart Pro, Intraday Pro, Stock Pro, Premier and Premier Plus.

      DTN Weather Pro provides 32 programmable pages for creating unique weather information. It allows subscribers to choose from over 70 weather maps including detailed regional, state and zone forecasts, and lets them zoom in on a particular spot on the map. These maps can also be put into motion.

      DTN News Pro provides the AP Online service (a service of the Associated Press), an audio summary of the day's agricultural news as well as the general news of the day.

      DTN Chart Pro includes 40 pages for programmable charts which allow subscribers to create an extensive "chart book" for analyzing trends, patterns, and cycles.

      DTN   Intraday   Pro  offers  the   ability  to  chart   market   sessions
      minute-by-minute during the trading day. This allows subscribers to choose time intervals for charting to keep them abreast of the markets.

      DTN Stock Pro provides access to prices for over 50,000 issues of stocks, bonds and funds. The service includes stock quotes using either the quick quote feature or the programmable quotes pages. Additional features include a personal library for storing news and information and high interest windows allowing subscribers to constantly monitor up to six futures, options, stock or bond quotes.

      DTN Premier combines Weather Pro, News Pro, Chart Pro and Intraday Pro into a comprehensive ag marketing and information package.

      DTN Premier Plus includes all Pro products (Weather Pro, News Pro, Chart Pro, Intraday Pro, and Stock Pro) into one complete package for farmers, ranchers or agribusinesses needing all the market information available in one convenient location.

DTN FarmDayta
      DTN FarmDayta II is an agricultural market information, quote and weather service delivering delayed commodity futures and options quotes, local cash grain and livestock prices, selected regional and world weather updates, and a variety of daily analysis, commentary and news that affects grain and livestock prices.

      DTNFarmDayta Elite HD includes all the DTN FarmDayta II features, plus options quotes, charting, weather maps and a receiver with a hard drive, which is critical to maintaining storage of information during a power outage.

      DTN FarmDayta Elite Plus includes all of the information provided on the DTN FarmDayta Elite HD, plus more advanced news (Reuters Headline News), quotes, weather (including motion and zoom capabilities) and programmable charts. The Elite Plus product is similar in content to the DTN Pro services. DTN FarmDayta Elite Plus is considered the "top of the line" product in the FarmDayta line.

DTN AgDayta
      DTN AgDayta (www.agdayta.com) is the Company's agricultural Internet service. AgDayta combines DTN FarmDayta Elite Plus and DTN Premier Plus to produce the most content rich product offered by DTN Ag Services. DTN AgDayta is designed for the producer preferring to use his/her own personal computer to receive information, or for the individual that is not able to utilize the traditional satellite-based system supplied by DTN. The information on AgDayta includes animated weather maps, satellite and summary maps, short and long range forecast maps, news commentary and analysis, plus unlimited access to futures and option quotes from all the major exchanges. Also available on AgDayta are commodities for energy, finance, currency, metals and other exchanges as well as instant access to daily, weekly and monthly commodity charts. The customization capabilities allow for the organization of information that is most often used for business decisions.

DTN AgBasic
      DTN AgBasic was introduced in 1998 and is the most economical agricultural color satellite system offered by DTN. The service came about through requests from prospective customers for a more condensed version of the AgDaily/FarmDayta products. AgBasic was developed as a "start up" color service for the first time DTN customer. The service includes select quotes for 20 futures and two options, the national radar map, local weather, state news, USDA Flash, USDA Pre-Report, state grains and livestock bids, FarmDayta grains, livestock and other commentaries.

DTNstant
      DTNstant is a leader in providing satellite delivery of real-time futures and options quotes from the major commodity exchanges and headline commodity news from multiple sources such as the Associated Press, Reuters, Futures World News and Bridge. The service also provides market-leading cash grain and livestock information, in-depth charting capabilities plus all the information available on the DTN AgDaily color service.

      In addition, the service provides information for the energy, metals, softs (ie: orange juice, coffee, cocoa), transportation and lumber industries. DTNstant uses compatible software to allow the "pass thru" of data and graphics into a computer's local area network (LAN). With this capability, a DTN ACE receiver can feed information to multiple users/traders on the LAN. This "pass thru" software opens new markets by utilizing information distribution within a customer's LAN, enhancing analytical capabilities.

      Other valuable features are user-programmable  formulas for data analysis,
high  interest  windows  to  include  news  stories,   and  increased   keyboard
functionality.

      DTNstant operates in a very competitive market with many providers of instant commodity quotes. The primary subscribers are commercial grain companies and elevators, feedlots, commodity brokers and commodity speculators. No other service in the industry offers a more comprehensive news and information service. Due to the nature of this industry, the Company provides on-site service and installation by professional service technicians.

      In February 1997, DTN acquired 500 subscribers (mainly grain elevators and brokers) from Market Quoters and Northern Data Services. These subscribers are located in Minnesota, the Dakotas and Iowa. In March of 1997 DTNstant acquired 2,400 subscribers from Market Communications Group LLC (MCG).

      The MCG  acquisition  made it possible to  redistribute  Reuters  news,  a renowned leader, to the DTNstant subscribers. The service now provides unparalleled information and strategic news for commodity traders including access to additional international information, news packages for softs (coffee, sugar, cocoa and orange juice), metals and energy.

DTNiron
      DTNiron is a cost-effective communication resource for the farm implement, construction, truck and trailer dealers which provides an equipment locator and advertising service for dealers at the wholesale and retail levels.

      A detailed implement listing remains on the DTNiron system for a minimum of 30 days, renewable at the dealer's request. Subscribers receive industry news, financial information, economic indicators and information from the DTN AgDaily service.

      In 1997, DTNiron added retail equipment listings to its newly developed web site on the Internet (www.dtniron.com). This allows subscribers to gain additional exposure for their listings at no additional charge. Internet users can easily locate equipment for sale by using a drill-down database search engine directing them to DTNiron's complete web listing. Dealers can also receive e-mail from potential buyers or, if they are not e-mail enabled, DTN will call or fax the message to the dealer.

DTN PROduce
      DTN PROduce is an authority in providing the produce industry with the timeliest information available through use of satellite technology and the Internet (www.dtn.com/ag/produce). Weather, market conditions, transportation information, and news are the four main components with the greatest impact on a subscriber's daily operation. DTN PROduce has become the industry's accepted source for receiving this information.

      Price Link was introduced in 1997 allowing subscribers to send and receive real-time pricing information for a fraction of the time and money of conventional faxing methods. The service allows suppliers to advertise their products or announce available inventories to buyers. Prices can be quickly changed, added or downloaded from the DTN service to a personal computer.

      DTN PROduce continues to network itself with the major players in the produce industry by providing the necessary tools to save time, make money and communicate pricing and other information at a fraction of the time and cost of other existing systems.

DTN Cotton Network
      DTN Cotton Network is an electronic communications system for the cotton industry designed to operate on a user's personal computer using software developed specifically for cotton accounting and marketing. Based in Lubbock, Texas, with an office in Memphis, Tennessee, the Network serves its customer base in the mid-South and Southeast.

      Users dial into a DTN data center via modem to upload bale ownership information and to list cotton for broadcast to prospective buyers. The information is broadcast via DTN Ku-band satellite and passed through a serial port into the personal computers located at both buyer and seller locations.


The Weather Industry

DTN Weather Center Service Review
      DTN Weather Services consists of three major components, DTN Weather Center Services, Kavouras, Inc. and Weather Services Corporation (WSC). Kavouras, Inc. was acquired by DTN on July 1, 1998 and is now doing business as DTN Kavouras Weather Services. DTN acquired WSC on December 11, 1998. The addition of these two companies truly makes DTN a leader in the weather industry providing critical weather information and meteorological equipment to small businesses, military, federal government, broadcast television, major utilities, Internet portals and everyone in between.

                                   1998                      1997                       1996
                             ----------------          ----------------           ----------------

Revenues                        $25,800,000                $10,700,000                 $5,600,000
Subscribers at year end              18,300                     13,100                      7,900

      DTN Weather Services' future plans are to concentrate on the untapped middle markets where customers number in the tens of thousands. The Internet also provides many additional opportunities for growth such as advertising supported sites, monthly subscription sites, "pay-per-view" sites, etc.

      DTN Weather Services employs a dedicated weather sales force made up of nearly 100 sales professionals for its sales and marketing efforts. This sales force is unique to DTN in the weather industry and is a major reason for the success of the division.

      Weather information is always in high demand for many small and large businesses as well as individuals planning their vacation and outdoor activities. DTN Weather Services has a handful of competition from several large private weather companies. Television and the Internet also provide some competition on a smaller scale, but lack the timeliness and local information the DTN service provides. DTN Weather Services constantly looks for more and better ways to provide this critical information to its customers in the quickest, most dependable and cost effective way.

DTN Weather Center
      DTN Weather Center is a comprehensive weather information system designed to meet the weather information needs of many industries. Markets specifically targeted by DTN Weather Center are golf courses, turf management, emergency management, state transportation departments, public works departments, construction, broadcast and aviation. DTN Weather Center introduced new products in 1998 designed especially for the broadcast, transportation and safety industries.

      DTN Weather Center provides more than 100 full-color maps and other in-depth weather information, from local forecasts and regional radar maps to national infrared satellite images. The service provides short-range (immediate to 48-hour) forecasts, long-range (30-90 day) outlooks and 10-day city forecasts for more than 550 major cities across the United States. A personal programmable segment allows users to customize maps and the archive feature easily stores maps for future reference.

      DTN Weather Center provides the important weather information and planning tools to make businesses safer, more profitable and easier to manage.

DTN Aviation Center
      DTN Aviation Center is a comprehensive aviation weather package specially designed for pilots, airports and Fixed Based Operators (FBO's), supplying them with the extensive flight-plan information found on many premier "online" systems.

      This package includes U.S. and regional depiction maps, 24-hour low-level significant weather prognosis, U.S. region winds and temperatures aloft and also METAR (the aviation acronym for airport observations) and TAF (Terminal Aerodome Forecast) information. Subscribers use DTN Aviation Center during flight services to visualize current weather conditions while creating their flight plans. This service also aids in determining alternate route destinations.

      Subscribers choose from the Level I service, designed for the local/regional flyers up to 18,000 feet, or the Level II service, designed for pilots and airports flying nationally up to 45,000 feet. The Level II service also provides European flight information.

DTN Broadcast Weather
      DTN Broadcast Weather is a weather and news information service designed for the broadcast industry. Along with the comprehensive local, regional and national weather forecasts and information, subscribers receive National Oceanic and Atmospheric Administration Warnings & Alerts (NOAA).

      Learfield World & National News Summary provides hourly summaries of international and national news. The segment contains 20 pages, formatted for about two to three minutes of "rip and read". Announcers can organize the material, print it out or read it right off the DTN screen.

DTN Contractor Weather
      DTN Contractor Weather is designed for the construction industry and includes construction-related news and information, which gives subscribers a competitive advantage. This service provides valuable weather information necessary for important day-to-day business decisions.

      Job site weather management options include the DTN Weather Alert Paging System, which provides immediate notification of severe weather directly to the user's alpha pager, and DTNonline (Weather Center's Internet service). NOAA Weather Wire and Severe Weather Maps are included in DTN Contractor Weather Level II, along with the subscriber's choice of the Weather Alert Paging System or DTNonline.

      The service is a practical tool in improving employee safety, saving labor and material costs, and providing effective scheduling and staffing management for the construction industry.

DTN Forestry Center
      DTN Forestry Center provides critical forest fire information to subscribers. Previously, district forest service offices relied on a modem network assembled in the late 1960's for crucial information on forest fire locations and fire weather forecasts. With DTN Forestry Center, forecast service district managers quickly access fire weather text bulletins along with a comprehensive set of weather maps.

      Bulletins provided for the forest service markets are Forest Weather Forecasts, Red Flag Warnings, Fire Danger Indexes, Fire Weather Observations and Fire Weather Notices. A special chapter of fire weather maps provides additional information such as Haines Fire Index, Current and Forecast Relative Humidity, Current and Forecast Wind Speed and Direction, upper air analysis from 5,000 to 10,000 feet, and moisture index information from both the Crop Moisture Index and Palmer Drought Index.

DTN Marine Center
      DTN Marine Center provides satellite-delivered weather information for all areas of the marine industry. The service provides information necessary for cost-effective, efficient decision making regarding towing, shipping, salvage and recreation. It includes Lake and Marine Text Bulletins, Buoy Reports, Lake and Marine Maps and Tide Tables, as well as general weather information and sea conditions.

      New to the product in 1998 was the addition of DTN OnBoard, a service allowing the user to receive DTN Marine Center through a DIRECTV dish on their PC while at anchor or underway. Sea Surface Temperatures are also available as an optional service.


DTN Transportation Weather
      DTN Transportation Weather is designed for anyone responsible for road maintenance or whose business depends on road conditions. Comprehensive local, regional and national weather forecasts and information are available to transportation professionals, allowing them to make informed decisions regarding the weather.

      Subscribers have the choice of the DTN Weather Alert Paging System or DTNonline (DTN Weather Center's Internet service). The Weather Alert Paging system provides immediate notification of severe weather directly to the user's alpha pager. DTNonline enables the subscriber to make management decisions based on weather at home or away from the office with a PC.

      NOAA Weather Wire and Severe Weather Maps, Travel Cast Maps and Road Conditions, and EarthSAT Winter Weather Information are important features of this product.

DTN Travel Center
      DTN Travel Center is an interactive hotel guest service designed for the hospitality and travel industries. The service targets hotels and motels with 50+ rooms and includes NEXRAD Real-Time Radar Maps, travel forecasts and road conditions, detailed city and national forecasts, national and world news, sports and sports scores. In addition, the service provides business and financial news and market quotes and indexes.

      DTN Travel Center provides a comprehensive weather and news information package for both the business and vacation traveler.

DTN Turf Manager
      DTN Turf Manager is available to businesses and individuals involved in turf-related operations such as golf courses, lawn maintenance, landscaping and sod farms. The service provides the weather and chemical information needed for effective turf management, making the safest, most cost-effective use of chemicals, labor and other resources.

      Material Safety Data Sheets (MSDS) are available with Turf Manager, along with the C&P Press Turf Product Index, an information database of more than 275 turf pesticides. Plant Protection Chemical Product Labels were added to the service in 1998. This important segment provides full information on chemicals used in turf care and management.

      ThorGuard, the only lightning prediction system available, warns of lightning strikes before they happen and is available as an optional service. Evapotranspiration Tables provide regional evapotranspiration rates to plan for watering and chemical application.

      Golf information, such as ESPN Sports Ticker, the National Golf Course Directory, GCSAA News and USGA News, is provided with DTN Turf Manager.

DTN Weather Safety Center
      DTN Weather Safety Center provides weather information for anyone who is responsible for protecting lives and property from the hazards of severe weather. NOAA Weather Wire, the most comprehensive warning and alert system available today, is available with the service, along with radar and satellite images, local, regional and national outlooks.

      DTN Weather Safety Center is invaluable for emergency management professionals. Coupled with the DTN Weather Alert Paging System, subscribers receive immediate notification of severe weather directly to their alpha pagers. Weather watches, warnings and storm movement, along with local weather updates twice daily for an 8-county area of the user's choice, are included in the service.


DTN Kavouras Weather Service
Meteorological Equipment
Triton Doppler Radar Series
      Triton Doppler Radar Series is a complete line of advanced, fully coherent Klystron or TWT-based Doppler weather radars, representing the most powerful, the most accurate, the most versatile and the most cost-effective Doppler radar performance in the world. Users include broadcast television, aviation, universities, government and military.

Triton RT
      Triton RT is a real-time 3-D and 2-D weather and news graphics animation system focused on, but not limited to, the broadcast television market. This product uses weather data to create an informative and exciting weather show.

MetWork FileServer
      MetWork FileServer is a robust and dynamic network solution for real-time dissemination of meteorological information based on the versatile and efficient NT format, supporting standard Internet communications protocol and various network configurations.

Meteorological Services
Storm Pro
      Storm Pro is a workstation that integrates real-time Doppler weather radar with a geographic information data system to create an accurate display with broadcast-quality appearance. The display can be individualized for a unique and defining look important in the television market.

StormSentry
      StormSentry is around-the-clock storm tracking software that identifies dangerous weather cells, analyzes their characteristics, their locations, their speeds, their directions, their estimated times of arrival...all automatically.

StormWatch
      StormWatch is customizable software that monitors either a weather wire or a DTN Kavouras MetWork Fileserver to generate color-coded maps and/or a crawl message for important watch, warning or advisory weather situations. StormWatch also allows a television station to edit and prioritize information for their viewing areas.

SchoolWatch
      SchoolWatch is customizable software for the Triton RT that helps television stations easily update, prioritize and display late-start and school closing information. This software can also be configured to update information on a station's web site.

      Data and Customizable Forecasting Services provides a broad range of standard data for a wide variety of markets. In addition, DTN Kavouras staff provides 24-hour, 365 days a year coverage for tailor-made forecasts to meet customers' special needs.

The Financial Services Industry

      DTN Financial Services offers five primary information services, DTN.IQ (www.dtniq.com), DTN Real--Time, DTN SPECTRUM, DTN Wall Street and DTN FirstRate as well as a suite of business applications for the financial professional through National Datamax, Inc., a wholly owned subsidiary.

                                     1998                       1997                      1996
                                -----------------           ---------------           --------------

Revenues                          $13,400,000               $10,300,000                $8,600,000
Subscribers at year end                15,800                    12,900                    11,300

      These services offer a complete line of fully integrated information for financial professionals and individual investors. As a full-service provider, DTN Financial Services brings together a broad selection of financial information to accurately cover the markets, real-time or delayed quotes, real-time business newswires, and an array of back-office applications including client management systems and trading capabilities. DTN Financial Services' main objective is to provide comprehensive, in-depth financial information at an affordable cost to its subscribers. This objective is critical due to the highly competitive nature of the industry.

      DTN Financial Services integrates information from a variety of sources such as Bridge, Liberty Brokerage and Market News Service, ZionsBank, UPI, New York Times, PR Newswire, Business Wire, Futures World News, Dow Jones, AP Online and others. In addition, a la carte, optional services offer subscribers an even greater variety of financial data including stock selection and timing advice, earnings estimates, fundamental stock market data, U.S. Treasury quotes and other financial market-related services. This combination allows each service to maintain its competitive advantage in the market.

      Subscribers include individual investors, independent brokers, financial advisors and financial institutions. With competition coming from sources such as commodity news services, diversified media companies and smaller niche providers, DTN Financial Services continues to differentiate itself in the market by offering services that are broader in scope, yet remain strategically priced.

      DTN Financial Services revenue grew 29% in 1998, continuing its bullish 27% compounded revenue growth for the past five years.

DTN.IQ
      In May 1998, DTN Financial Services acquired a technology license from SmartServ Online (SSOL) along with their existing Internet customers. This license granted DTN exclusive rights to market a real-time Internet-delivered quote and news service previously developed by SmartServ Online. Renamed DTN.IQ (www.dtniq.com), it was released in June 1998, with new pricing and functionality.

      DTN.IQ has begun to fulfill its initial promise of satisfying the needs of investors and traders who prefer to use the Internet as a market data delivery channel. By year-end, DTN.IQ had begun to generate positive cash flow and had become the fastest-growing service released by DTN Financial Services.

      In addition to providing streaming real-time quotes and news, DTN.IQ offers functionality not found in other DTN services. Primary among these is the ability to retrieve a chart on any security at any time with up to two years of daily history or five days of tick history. In addition, DTN.IQ takes full advantage of 32-bit architecture, complete windowing capability, and the flexibility of Internet delivery.

DTN RealTime
      DTN REALTIME delivers real-time stock and stock option quotes as well as real-time futures quotes, fixed income government securities quotes, market statistics and indicators, news, commentary and other time-sensitive financial market information. The service is delivered at a rate of 18,800 characters per second, roughly three times faster than a computer modem operating at 56 kbs. DTN REALTIME is two to four times faster than other dedicated, competitive, real-time quote services.

      As an adjunct service with DTN REALTIME, NASDAQ Level II quotes were made available in the fourth quarter of 1998, an important step in DTN's effort to gain market share among institutional customers. Level II quotes offer institutional money managers and active day-traders more detailed information on the bid and asked prices offered by NASDAQ market makers.

      DTN REALTIME was the first DTN service delivered directly to a PC without displaying information on a proprietary system or stand-alone unit. This allows users maximum flexibility in displaying and manipulating the data.

      As part of the service, subscribers are offered free use of DTN's Chameleon software to display market data, news and other financial information. Chameleon also provides market condition alarms, news alerts and archiving, charting, and portfolio monitoring. There are several other popular third-party software programs available for formatting, manipulating, analyzing and displaying market data and news on a single PC or networked PC's.

DTN SPECTRUM
      DTN SPECTRUM is an enhanced version of DTN Wall Street utilizing the ACE receiver technology. The service provides advanced quote selection and custom programming along with alarms, news search and charting capabilities appealing to a broad market of individual investors and investment professions.

      An extension of DTN SPECTRUM is the DTN SPECTRUM RT service. DTN SPECTRUM RT provides real-time futures and commodity quotes along with exchange-delayed stock quotes, news and other information.

DTN Wall Street
      DTN Wall Street provides exchange-delayed quotes on stocks, bonds, mutual and money market funds, futures, interest rates, currencies and real-time index quotes. This service also provides in-depth economic, financial and business news and other time-sensitive financial market information such as company-specific news and earnings. The service allows subscribers to custom program the system to track their selection of financial quotes.

      The majority of subscribers to DTN Wall Street are individual investors, independent brokers, financial advisors and financial institutions.

DTN FirstRate
      DTN FirstRate is a service for the mortgage industry providing wholesale mortgage rates in an easy-to-use standard format and intraday interest rate information indicating the direction of mortgage loan rates. This service also provides subscribers with snapshots of real-time rates from Fannie Mae and Freddie Mac plus other news, commentary and analysis for mortgage lenders.

      DTN FirstRate+ is an enhanced color version of DTN FirstRate. This service provides additional features which are well received by subscribers. Features include keyword search, quick quote, alarms and zoom capabilities for weather.

National Datamax
      In June 1998,  DTN Financial  Services  acquired  National  Datamax,  Inc.
(NDM), a provider of software and data services to financial planners and independent broker-dealers. Within the financial services industry, NDM enjoys strong name recognition and was one of the first firms to offer its unique business solutions.

      NDM solves two distinct problems faced by brokers. By consolidating client account information from a variety of sources, NDM assists the broker in presenting a comprehensive financial picture to his/her clients, no matter how many securities or fund families are involved.

      Brokers also need analysis tools to help them pinpoint the best investment options for their clients. NDM offers fundamental data combined with sophisticated scanning routines that help select appropriate mutual funds, variable annuities and stocks based on client-defined risk/reward parameters.

      NDM represents a key element in DTN's strategy to become an important player in the institutional marketplace as well as add value to basic information delivery.


The Energy Industry

      Energy related services include DTNergy for the refined fuels, natural gas industries and electric industries.

                                      1998                       1997                      1996
                                -----------------          -----------------         ----------------

Revenues                          $16,100,000               $14,300,000              $12,200,000
Subscribers at year end                 8,400                     8,400                    7,700


DTNergy Service Review
      DTNergy provides pricing information and communication services for the refined fuels industry. This service consists of several pages of delayed energy futures and options quotes plus selected news and financial information.

      DTNergy is designed to connect refiners (producers of refined fuels) to wholesalers (distributors of refined fuels). The refiner sends refined fuel prices to wholesalers authorized to receive this information. The refiner is also capable of sending terminal alerts, electronic funds transfer notifications, invoices, and other communications to the wholesaler. The DTNergy system carries more than two million messages a month for this industry.
Subscribers can also select from a variety of optional services providing additional prices or news related to the petroleum industry.

      The  strength  of the  DTNergy  Refined  Fuel  service  is the  ability to deliver, within seconds, accurate refiner terminal prices and other vital communications to the wholesalers. This service is more reliable, timely and less expensive than the competition, which utilize telephone delivered printer-only systems and FAX services.

      DTNergy generates revenue from two primary sources, the wholesaler and the refiner. Wholesalers currently pay a monthly subscription fee of $40 for the monochrome Ku-band satellite service. Refiners pay fees based on the number and length of communications sent to wholesalers.

      Refiners use DTNergy communications to link to their wholesalers with the implementation in 1997 of EDI (Electronic Data Interchange) fuel invoices. EDI/VAN (Value Added Network) services help automate customers' business processes by converting refiner text invoices into an industry standard format. Once these invoices are in a standard format, the invoice data is transferred into a customer's accounting system from the ACE unit.

      DTNergy also provides an information service for the natural gas and electric industries. Subscribers receive instant or delayed NYMEX energy futures and options quotes, a comprehensive weather package and industry specific news and market information. This service targets energy producers and generators, transporters, marketers, utilities and larger energy consumers.


Other Industries and Services

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

      DTNauto provides information on more than 125 pre-auction automobile listings, results of past auctions, new and used car industry news, weather and other news. The service allows subscribers to perform searches of upcoming and past auction listings for specific automobile information.

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

DTN Joint Venture Services

      DTN joined forces with several companies to market their services using DTN technology. These services are DAT Transportation Terminal, TracElectric and DTN Missing Children Information Center (MCIC).

DAT
      The DAT (Dial-A-Truck) Transportation Terminal service, located in Beaverton, OR, is an information communication system for the trucking industry. The service provides load and truck matching performed on a database of 80,000 listings updated daily.

      DAT allows subscribers to input their listings into the DTN receiver and send this information to a database using the internal modem. The service provides subscribers with the ability to perform extensive searches to locate loads and trucks and to set alarms alerting users of a match.

      The service also provides regional radar weather maps of major highways and interstate systems, transportation news, diesel fuel prices and other financial information related to the trucking industry.

      DAT targets all freight brokers and carriers throughout the United States, Canada and Mexico.

Trac Electric
      TracElectric is an equipment locator service for the electrical equipment industry. This service provides over 100 pages of new, remanufactured, surplus and used electrical equipment listings. The service connects buyers and sellers throughout the United States and Canada.

Missing Children Information Center
      DTN Missing Children Information Center (MCIC) provides instant transmission of data regarding children in danger to local, regional, national and Canadian outlets. In an effort to assist parents, police and the National Center for Missing and Exploited Children (NCMEC) in locating missing children and the criminals involved, photos and information regarding these children are posted as a public service on all DTN color systems.

      As a result of the close working relationship with NCMEC a national kiosk program has been developed. Plans are underway to identify sponsors for the kiosk units to be placed in high-pedestrian traffic areas such as shopping malls, airports, grocery stores, theaters, government buildings, etc.


Employee Data

      At December 31, 1998 the company had approximately 1,100 full and part-time employees.

(d)   Financial  Information  about Foreign and Domestic  Operations  and Export
      Sales:

      Not applicable

ITEM 2.  PROPERTIES.

      The Company leases its executive and administrative offices in Omaha, Nebraska. Approximately 108,000 square feet of office space is leased for these offices for periods up through May 2005. The Company also occupies approximately 19,000 square feet of office space located in Urbandale, Iowa, through the Broadcast Partners acquisition. As part of the acquisition of Kavouras, Inc., the Company acquired a building in Burnsville, Minnesota with approximately 52,000 square feet which is Kavouras' headquarters. the Company also leases office space in Lubbock, Texas; Memphis, Tennessee; San Diego, California; Milwaukee, Wisconsin; and Lexington, Massachusetts for business operations related to acquisitions.

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

      The  information  set  forth in  Footnote  10  "Leases"  on page 59 of the
Company's  1998  Annual  Report  to  Stockholders  is  incorporated   herein  by
reference.

ITEM 3.  LEGAL PROCEEDINGS.

      The Company is not a party to nor is its property subject to any material pending legal proceedings, other than ordinary routine litigation incidental to its business.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

      No matter was submitted to a vote of the security holders of the Company during the fourth quarter of the fiscal year ended December 31, 1998.

                      EXECUTIVE OFFICERS OF THE REGISTRANT

      Information on the current executive officers of the company is as follows:

                                                                                        Year Joined
     Name                              Title                                 Age        the Company

Roger R. Brodersen           Chairman of the Board and                       53             1984
                             Chief Executive Officer

Greg T. Sloma                President and Chief                             47             1993
                             Operating Officer

Brian L. Larson              Vice President, Chief Financial                 38             1993
                             Officer and Secretary

James J. Marquiss            Senior Vice President, Director                 54             1986
                             of Business Research and Product
                             Development

Roger W. Wallace             Senior Vice President and                       42             1984
                             President, Ag Services Division

Charles R. Wood              Senior Vice President and                       58             1989
                             President, Financial Services Division

William R. Davison           Vice President and                              44             1989
                             President, Ag Services

Scott A. Fleck               Vice President and                              31             1991
                             Director of Engineering

H. Wade German               Vice President,                                 57             1992
                             Business Research

Daniel A. Petersen           Corporate Controller and Treasurer              33             1990

Joseph Urzendowski           Vice President, Operations                      35             1992


      The executive officers serve annual terms, and are elected by the board of directors at their annual board of directors meeting in April of each year.

                                     PART II


ITEM 5.   MARKET FOR THE  REGISTRANT'S  COMMON STOCK AND RELATED  STOCKHOLDER
          MATTERS.

      Information concerning the market for the Company's common stock, the number of stockholders of record and the Company's dividend history is on pages 63 and 65 of the Company's 1998 Annual Report to Stockholders and is incorporated herein by reference.

      Over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not necessarily represent actual transactions.

      The company's most restrictive loan covenant restricts cash dividend payments to 25% of net income after taxes in the previous four quarters.

ITEM 6.   SELECTED FINANCIAL DATA.

      Selected financial data for the Company is on page 40 of the company's 1998 Annual Report to Stockholders and is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

      Management's discussion and analysis of financial condition and results of operations is on pages 41 through 48 of the Company's 1998 Annual Report to Stockholders and is incorporated herein by reference.

Certain Factors That May Affect Future Results

      From time to time, information provided by the Company, statements made by its employees or information included in its filings with the Securities and Exchange Commission (including this Form 10-K and documents incorporated by referenc) may contain statements which are not historical facts, so-called "forward-looking statements". These forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The Company's actual future results may differ significantly from those stated in any forward-looking statements. Forward-looking statements involve a number of risks and uncertainties, including, but not limited to, product demand, pricing, market acceptance, inflation, risks in product and technology development, product competition, acquisitions, key personnel, and other risk factors detailed in this Annual Report on Form 10-K and in the Company's other Securities and Exchange Commission filings.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

      The financial statements of the Company, together with the Independent Auditors' Report, are on pages 49 through 62 of the Company's 1998 Annual Report to Stockholders and are incorporated herein by reference.

      Supplementary quarterly financial information is on page 63 of the Company's 1998 Annual Report to Stockholders and is incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

      None

                                    PART III

ITEM 10.  DIRECTORS OF THE REGISTRANT.

      Information concerning the present directors of the Company and all persons nominated to become directors at the Annual Meeting of Stockholders of the Company to be held April 28, 1999, is contained in the section captioned "Election of Directors" of the Proxy Statement for such annual meeting. Such section is on pages 2 through 3 of such Proxy Statement, and is incorporated herein by reference. Information concerning the registrant's executive officers is furnished in a separate item captioned "Executive Officers of the Company", included in Part I of this Form 10-K.

Compliance With Section 16(a) Of The Exchange Act

      Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires the Company's directors, executive officers and holders of more than 10% of the Company's common stock to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company. The Company believes that during the fiscal year ended December 31, 1998, its executive officers, directors and holders of more than 10% of the Company's common stock complied with all Section 16(a) filing requirements, except that Mr. German and Mr. Sloma each filed one late report covering one transaction each. In making these statements, the Company has relied solely upon a review of Forms 3 and 4 furnished to the Company during its most recent fiscal year, Forms 5 furnished to the Company with respect to its most recent fiscal year, and written representations from reporting persons that no Form 5 was required.

ITEM 11.  EXECUTIVE COMPENSATION.

      Information concerning executive compensation paid by the Company is contained in the sections captioned "Executive Compensation" and "Compensation Committee Report on Executive Compensation" on pages 8 through 12 of the Proxy Statement for the Annual Meeting of Stockholders of the Company to be held April 28, 1999, and is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

      Information concerning the ownership of equity securities of the Company by certain beneficial owners and management is contained in the sections captioned "Ownership By Certain Beneficial Owners" and "Election of Directors" on pages 2 through 7 of the Proxy Statement for the Annual Meeting of Stockholders of the Company to be held April 28, 1999, and is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

      Information concerning transactions with management and others and indebtedness of management is contained in the section captioned "Transactions with Management" on page 19 of the Proxy Statement for the Annual Meeting of Stockholders of the Company to be held April 28, 1999 and is incorporated herein by reference.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.


(A)   1.  Financial Statements:

      The Registrant's financial statements, together with the Independent Auditors' Report, are incorporated herein by reference to the 1998 Annual Report to Stockholders, pages 49 through 62. With the exception of the aforementioned information and the information incorporated by reference into Items 2,5,6,7 and 8 of this report, the Annual Report to Stockholders for the year ended December 31, 1998, is not to be deemed filed as a part of this report. The supplemental financial information listed below should be read in conjunction with the financial statements in the Annual Report to Stockholders for the year ended December 31, 1998.


(A)   2.  Financial Statement Schedule:                              Page

          Auditors' Report on Financial Statement Schedule            27

          Schedule
           Number          Description of Schedule
             II         Valuation and Qualifying Accounts             28

      All other schedules are omitted because they are not applicable or not required, or because the required information is included in the financial statements or notes thereto.

(B)   Reports on Form 8-K:

      1. The Registrant filed a report on 8-K dated June 11, 1998 related to the Agreement to Lease Space on a more powerful satellite. The Registrant filed a report on 8-K dated July 16, 1998 related to the acquisition of the capital stock of Kavouras, Inc. The Registrant filed a report on 8-K/A dated September 11, 1998 related to the acquisition of the capital stock of Kavouras, Inc.

      No reports on Form 8-K were filed by the Registrant during the fourth quarter of the year ended December 31, 1998.

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

(10)  (a)      Registrant's  Stock  Option  Plan  of  1989.
      (This document is included as an exhibit to the Registrant's Proxy Statement for the Annual Meeting of Shareholders held on April 26, 1989.)

      (b)      Registrant's  Non-employee  Directors  Stock Option  Plan.
      (This document is included as an exhibit to the Registrant's Proxy Statement for the Annual Meeting of Shareholders held on April 26, 1989.)

      (c) Form of indemnification agreement between the Registrant and the Officers and Directors of the Registrant.
      (This document is filed as an exhibit to the Registrant's Registration Statement on Form S-1 as filed May 22, 1989.)

      (d)      First  Amendment to  Registrant's  Employee  Stock Option Plan of
               1989.

      (e) First Amendment to Registrant's Non-employee Directors Stock Option Plan.
      (These documents are included as exhibits to the Registrant's Proxy Statement for the Annual Meeting of Stockholders held on April 25, 1990.)

      (f)      Second  Amendment to  Registrant's  Employee Stock Option Plan of
               1989.

      (g) Second Amendment to Registrant's Non-employee Directors Stock Option Plan.
      (These documents are included as exhibits to the Registrant's Proxy Statement for the Annual Meeting of Stockholders held on April 24, 1991.)

      (h)      Third Amendment to Registrant's Stock Option Plan of 1989.

      (i) Third Amendment to Registrant's Non-Employee Directors Stock Option Plan.

      (j)      Fourth  Amendment  to Employee  Stock Option Plan of 1989.

      (k) Fourth Amendment to Non-Employee Directors Stock Option Plan . (These documents are included as exhibits to the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held April 27,
      1994).

      (l) Restated and amended Non-Employee Directors Stock Option Plan. (This document is included as an exhibit to the Registrant's Proxy Statement for the annual meeting of stockholders to be held April 26,
      1995).

      (m) Senior Subordinated Note dated June 30, 1994 between the Registrant and Equitable Capital Private Income and Equity Partnership II, L.P.
      (These documents are included as exhibits to the Registrant's Annual Report on Form 10-K as filed March 28, 1995).

      (n) Lease agreement dated May 2, 1995 between the Registrant and The Prudential Insurance Company of America.

      (o) First Amendment to lease agreement dated May 2, 1995 between the Registrant and The Prudential Insurance Company of America.

      (p) Purchase and service agreement dated July 13, 1995 between the Registrant and Knight-Ridder Financial.

      (q) Senior Subordinated Notes and Warrant Purchase Agreement dated June 30, 1994 between Registrant and Equitable Capital Private Income and Equity Partnership II, L.P.

      (r) First Amendment to Senior Subordinated Notes and Warrant Purchase Agreement dated June 30, 1994 between Registrant and Equitable Capital Private Income and Equity Partnership II, L.P.
      (These documents are included as exhibits to the Registrant's Annual Report on Form 10-K as filed March 22, 1997).

      (s) Independent Sales Representative Agreement dated September 1, 1997, between Registrant, Huston, Inc., and Phil Huston.

      (t) Second Amendment to the lease agreement dated May 2, 1995, between the Registrant and The Prudential Insurance Company of America.

      (u) Third Amendment to the lease agreement dated May 2, 1995, between the Registrant and The Prudential Insurance Company of America.

      (v) Fourth Amendment to the lease agreement dated May 2, 1995, between the Registrant and LAFP-SF, Inc., successors in interest to The Prudential Insurance Company of America.

      (w) Second Amendment to the Senior Subordinated Notes and Warrant Purchase Agreement dated June 30, 1994, between the Registrant and Equitable Capital Private Income and Equity Partnership II, L.P.
      (These documents are included as exhibits to the Registrant's Annual Report on Form 10-K as filed March 27, 1997).

      (x)      Fifth  Amendment  to Employee  Stock  Option Plan of 1989.
      (This document is included as an exhibit to the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on April 23,
      1997).

      (y) Purchase and Sale of Assets Agreement dated January 2, 1997, between the Registrant, and Northern Data Communications and Market Quoters, Inc.

      (z) Purchase and Service Agreement dated October 24, 1997, between the Registrant and the Arkansas Farm Bureau.

      (aa) Purchase and Restrictive Covenant Agreement dated March 14, 1997, between the Registrant and Market Communications Group, LLC.

      (ab)     Asset  Purchase   Agreement  dated  July  1,  1997,  between  the
               Registrant and Cotton Communications Network, Inc.

      (ac) Fifth Amendment to the lease agreement dated May 2, 1995, between the Registrant and LAFP-SF, Inc., successors in interest to The Prudential Insurance Company of America.

      (ad) Sixth Amendment to the lease agreement dated May 2, 1995, between the Registrant and LAFP-SF, Inc., successors in interest to The Prudential Insurance Company of America.

      (ae) Seventh Amendment to the lease agreement dated May 2, 1995, between the Registrant and LAFP-SF, Inc., successors in interest to The Prudential Insurance Company of America.

      (af) Eighth Amendment to the lease agreement dated May 2, 1995, between the Registrant and LAFP-SF, Inc., successors in interest to The Prudential Insurance Company of America.

      (ag) Ninth Amendment to the lease agreement dated May 2, 1995, between the Registrant and LAFP-SF, Inc., successors in interest to The Prudential Insurance Company of America.

      (ah) Tenth Amendment to the lease agreement dated May 2, 1995, between the Registrant and LAFP-SF, Inc., successors in interest to The Prudential Insurance Company of America.

      (ai) 1997 Revolving Credit Agreement dated February 26, 1997, between the Registrant and a group of banks.

      (aj) First Amendment to the 1997 Revolving Credit Agreement dated February 26, 1997, between the Registrant and a group of banks.

      (ak) Second Amendment to the 1997 Revolving Credit Agreement dated February 26, 1997, between the Registrant and a group of banks.

      (al) 1997 Term Credit Agreement dated February 26, 1997 between the Registrant and a group of banks.

      (am) 1997 Security Agreement dated February 26, 1997 between the Registrant and a group of banks.

      (an)     Sixth  Amendment  to  Non-Employee  Directors Stock  Option Plan.

      (ao) Seventh Amendment to Non-Employee Directors Stock Option Plan. (These documents are included as exhibits to the Registrant's Annual Report on Form 10-K as filed March 30, 1998).

      (ap) Asset Purchase Agreement dated February 5, 1998 between the Registrant and Market Information of Colorado, Inc.

      (aq)     Asset  Purchase   Agreement  dated  March  3,  1998  between  the
               Registrant, CDS Group, Inc. and Tim Huggins.

      (ar) Stock Acquisition Agreement dated March 30, 1998 among the Registrant, Stephen P. Kavouras and the Stephen P. Kavouras Revocable Trust under agreement dated September 13, 1995 and the Irrevocable GST Trust for Stephen P. Kavouras under agreement dated July 29, 1997.

      (as) Stock Purchase Agreement dated March 30, 1998 among the Registrant, Stephen P. Kavouras and the Stephen P. Kavouras Revocable Trust under agreement dated September 13, 1995 and the Irrevocable GST Trust for Stephen P. Kavouras under agreement dated July 29, 1997.

      (at) License Agreement dated April 6, 1998 between Kavouras, Inc. and Earthwatch Communications, Inc.

      (au) Option Agreement dated April 6, 1998 between Kavouras, Inc. and Earthwatch Communications, Inc.

      (av) Asset Purchase Agreement dated April 23, 1998 between the Registrant and SmartServ Online.

      (aw) Stock Purchase Agreement dated May 27, 1998 between the Registrant and Donald W. Bowles, Excel Interfinancial Corporation, Charter Financial Holdings, LLC, Steven L. Reynolds, and Douglas Vanderbilt.

      (ax) Purchase Agreement dated October 14, 1998 between the Registrant, Asset Growth Corporation, Marcia C. Kennedy and Scott L. Brown.

      (ay) Agreement and Plan of Merger dated November 12, 1998 between the Registrant, Weather Services Corporation and ABRY Broadcast Partners II, L.P.

      (az) Issue of Common Stock Purchase Warrant dated December 11, 1998 to Peter R. Leavitt, pursuant to the Agreement and Plan of Merger dated as of November 12, 1998 between the Registrant, Merger Sub, WSC, and ABRY.

      (ba) Issue of Common Stock Purchase Warrant dated December 11, 1998 to ABRY Broadcast Partners II, LP pursuant to the Agreement and Plan of Merger dated as of November 12, 1998 between the Registrant Merger Sub, WSC, and ABRY.

      (bb) Amendment dated January 12, 1999 to Stock Purchase Agreement dated May 27, 1998 between the Registrant and Donald W. Bowles, Excel Interfinancial Corporation, Charter Financial Holdings, LLC, Steven L. Reynolds, and Douglas Vanderbilt.

      (bc) Letter of Intent dated January 26, 1999 to merge wholly owned subsidiary of the Registrant with SmartServ Online, Inc.

      (bd) Consent to Prepayment of Subordinated Debt dated March 16, 1998 between Registrant and a group of banks.

      (be) Third Amendment to the 1997 Revolving Credit Agreement dated February 26, 1997 between the Registrant and a group of banks.

      (bf) Fourth Amendment to the 1997 Revolving Credit Agreement dated February 26, 1997 between the Registrant and a group of banks.

      (bg) Fifth Amendment to the 1997 Revolving Credit Agreement dated February 26, 1997 between the Registrant and a group of banks.

      (bh) First Amendment to the 1997 Term Credit Agreement dated February 26, 1997 between the Registrant and a group of banks.

      (bi) Second Amendment to the 1997 Term Credit Agreement dated February 26, 1997 between the Registrant and a group of banks.

      (bj) First Amendment to the 1997 Security Agreement dated February 26, 1997 between the Registrant and a group of banks.

      (bk) 1998 Revolving Credit Agreement dated December 7, 1998 between the Registrant and a group of banks.

      (bl) First Amendment to the 1998 Revolving Credit Agreement dated December 7, 1998 between the Registrant and a group of banks.

      (bm) 1998 Term Credit Agreement dated December 7, 1998 between the Registrant and a group of banks.


      (bn) 1998 Security Agreement dated December 7, 1998 between the Registrant and a group of banks.

      (bo) Subsidiary Security Agreement dated June 1, 1998 between National Datamax, Inc. and a group of banks.

      (bp)     Subsidiary   Security   Agreement  dated  July  1,  1998  between
               Kavouras, Inc. and a group of banks.


(12)   Not applicable.
(13)   Registrant's 1998 Annual Report to Stockholders.
       (This document is hereby incorporated by reference.)
(16)   None.
(18)   None.
(21)   Subsidiaries.
(22)   None.
(23)   Consent of Deloitte & Touche LLP.
(24)   None.
(27)   Financial Data Schedule.
(28)   None.
(99)   Proxy  Statement  for the  Annual  Meeting  of  Stockholders  of the
       Registrant  to  be  held  April  28,  1999.   (This  document  is  hereby
       incorporated by reference.)

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

Dated March 23, 1999.

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


By:     /s/ Roger R. Brodersen                                   March 23, 1999
        -----------------------------------
        Roger R. Brodersen, Chairman of the
        Board, Chief Executive Officer
        and Director


By:     /s/ Greg T. Sloma                                        March 23, 1999
        -----------------------------------
        Greg T. Sloma, President and
        Chief Operating Officer
        and Director


By:     /s/ Roger W. Wallace                                     March 23, 1999
        -----------------------------------
        Roger W. Wallace, Senior Vice
        President, President-Ag Services
        Division and Director


By:     /s/ Scott A. Fleck                                       March 23, 1999
        -----------------------------------
        Scott A. Fleck, VP and Director of
        Engineering


By:     /s/ Brian L. Larson                                      March 23, 1999
        -----------------------------------
        Brian L. Larson, Vice President,
        Chief Financial Officer, and
        Secretary


By:     /s/ David K. Karnes                                      March 23, 1999
        -----------------------------------
        David K. Karnes, Director


By:     /s/ J. Michael Parks                                     March 23, 1999
        -----------------------------------
        J. Michael Parks, Director


By:     /s/ Jay E. Ricks                                         March 23, 1999
        -----------------------------------
        Jay E. Ricks, Director


By:     /s/ Peter H. Kamin                                       March 23, 1999
        -----------------------------------
        Peter H. Kamin, Director

INDEPENDENT AUDITORS' REPORT



Board of Directors and Stockholders
Data Transmission Network Corporation
Omaha, Nebraska




      We have audited the considered financial statements of Data Transmission Network Corporation as of December 31, 1998 and 1997, and for each of the three years in the period ended December 31, 1998 and have issued our report thereon dated February 12, 1999; such financial statements and report are included in the 1998 Annual Report to Stockholders and are incorporated herein by reference. Our audits also included the financial statement schedule of Data Transmission Network Corporation, listed in Item 14(a)2. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.






DELOITTE & TOUCHE LLP


Omaha, Nebraska
February 12, 1999

                                                                     Schedule II



                      DATA TRANSMISSION NETWORK CORPORATION

                        VALUATION AND QUALIFYING ACCOUNTS

                  YEARS ENDED DECEMBER 31, 1998, 1997, AND 1996



                                   Balance at                         Charged to                            Balance at
                                   Beginning         Charged to          Other                                  End
Description                        of Period         Expenses          Accounts          Deductions          of Period
-----------------------------     -----------        ----------       ----------         ----------         -----------
Allowance for doubtful
accounts:

Year ended December 31, 1998:       $810,000          $1,294,000             -               $804,000           $1,300,000

Year ended December 31, 1997:       $520,000          $  842,000             -               $552,000           $  810,000

Year ended December 31, 1996:       $300,000          $  672,000             -               $452,000           $  520,000





