Form 10-Q
period 1999-03-31
DATA TRANSMISSION NETWORK CORP
filed 1999-05-17
CIK 790498

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


                   Quarterly Report under Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934


  For Quarter Ended                                March 31, 1999
----------------------                             --------------
Commission File Number                                0-15405



                      DATA TRANSMISSION NETWORK CORPORATION
             (Exact name of registrant as specified in its charter)


                Delaware                                      47-0669375
         ------------------------                    ---------------------------
         (State of Incorporation)                    (I.R.S. Employer ID Number)


9110 West Dodge Road, Suite 200, Omaha, Nebraska                68114
------------------------------------------------              ----------
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


                     Yes   X                               No

Number of shares of common stock outstanding as of May 17, 1999...11,675,794.

                           CONSOLIDATED BALANCE SHEETS

                      Data Transmission Network Corporation

                   As of March 31, 1999 and December 31, 1998

Unaudited                                                                1999                    1998
---------------------------------------------------------------------------------------------------------
ASSETS


Current Assets
 Cash                                                             $     807,716             $    --
 Accounts receivable, net of allowance for
   doubtful accounts of $1,300,000 for 1999 and 1998                 11,143,397                10,475,426
 Inventory (note 4)                                                   3,568,789                 3,575,580
 Prepaid expenses                                                     3,730,560                 2,219,778
 Deferred commission expense                                          2,846,676                 2,695,475
                                                                  ---------------------------------------
       Total Current Assets                                          22,097,138                18,966,259

 Property and Equipment
   Equipment Used By Subscribers                                    248,395,485               244,613,085

   Equipment, Building and Leasehold Improvements (note 5)           40,995,360                38,788,491
                                                                  ---------------------------------------
                                                                    289,390,845               283,401,576
   Less: Accumulated Depreciation                                   184,317,628               174,164,486
                                                                  ---------------------------------------
     Net Property and Equipment                                     105,073,217               109,237,090

 Intangible Assets from Acquisitions (note 3)                        86,641,705                82,266,913
   Less:  Accumulated Amortization                                   21,120,027                18,121,533
                                                                  ---------------------------------------
     Net Intangible Assets                                           65,521,678                64,145,380

 Other Assets                                                         5,339,097                 4,836,353
                                                                  ---------------------------------------
                                                                  $ 198,031,130             $ 197,185,082
---------------------------------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
 Accounts payable                                                 $   5,925,240             $   5,820,579
 Accrued expenses                                                    10,217,354                 8,963,856
 Current portion of long-term debt (note 6)                          21,581,667                21,628,542
                                                                  ---------------------------------------
     Total Current Liabilities                                       37,724,261                36,412,977

Revolving Debt (note 6)                                              58,500,000                55,500,000
Long-Term Debt (note 6)                                              39,724,582                45,119,998
Equipment Deposits                                                      447,688                   653,753
Unearned Revenue                                                     29,128,864                27,348,468

Shareholders' Equity
 Common stock, par value $.001 authorized
   20,000,000 shares, issued 11,668,637 and 11,516,392                   11,669                    11,516
 Paid-in capital                                                     36,147,941                35,022,787
 Accumulated deficit                                                 (3,653,875)               (2,884,417)
                                                                  ----------------------------------------

     Total Shareholders' Equity                                      32,505,735                32,149,886
                                                                  ---------------------------------------

                                                                  $ 198,031,130             $ 197,185,082
---------------------------------------------------------------------------------------------------------
See notes to interim consolidated financial statements.


                      CONSOLIDATED STATEMENTS OF OPERATIONS

                      Data Transmission Network Corporation

                      Quarter ended March 31, 1999 and 1998

Unaudited                                                           1999                     1998
-----------------------------------------------------------------------------------------------------
REVENUES
   Subscriptions                                                 $ 33,123,442            $ 27,744,227
   Equipment sales                                                  1,989,850                    -
   Additional services                                              1,813,570               1,775,949
   Communication services                                           2,888,592               2,701,053
   Advertising                                                      1,145,229               1,091,996
   Service initiation fees                                            723,334               1,111,922
                                                                 ------------------------------------
                                                                   41,684,017              34,425,147
                                                                 ------------------------------------
EXPENSES
   Selling, general and administrative                             21,726,841              16,880,366
   Cost of equipment sales                                          1,717,842                    -
   Sales commissions                                                2,926,150               2,760,054
   Depreciation and amortization                                   13,299,753              11,083,416
   Non-recurring costs                                                735,828                    -
                                                                 ------------------------------------
                                                                   40,406,414              30,723,836
                                                                 ------------------------------------
OPERATING INCOME                                                    1,277,603               3,701,311

   Interest expense                                                 2,291,827               2,026,712
   Other income, net                                                   15,266                  23,807
                                                                 ------------------------------------
INCOME (LOSS) BEFORE INCOME TAXES
   AND EXTRAORDINARY ITEM                                            (998,958)              1,698,406

   Income tax provision (benefit)                                    (229,500)                611,000
                                                                 ------------------------------------
INCOME (LOSS) BEFORE EXTRAORDINARY ITEM                              (769,458)              1,087,406

EXTRAORDINARY ITEM, net of tax                                           -                  1,076,880
                                                                 ------------------------------------
NET INCOME (LOSS)                                                $   (769,458)           $     10,526
-----------------------------------------------------------------------------------------------------
BASIC INCOME (LOSS) PER SHARE
   Income (loss) before Extraordinary item                       $      (0.07)           $       0.10
   Extraordinary item, net of tax                                        -                      (0.10)
-----------------------------------------------------------------------------------------------------
   Net income (loss)                                             $      (0.07)           $       0.00
-----------------------------------------------------------------------------------------------------
DILUTED INCOME (LOSS) PER SHARE
   Income (loss) before Extraordinary item                       $      (0.07)           $       0.09
   Extraordinary item, net of tax                                        -                      (0.09)
-----------------------------------------------------------------------------------------------------
   Net income (loss)                                             $      (0.07)           $       0.00
-----------------------------------------------------------------------------------------------------
BASIC SHARES OUTSTANDING                                           11,578,742              11,196,999

DILUTED SHARES OUTSTANDING                                         11,578,742              12,130,968
-----------------------------------------------------------------------------------------------------
See notes to interim consolidated financial statements.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                      Data Transmission Network Corporation

                   Three months ended March 31, 1999 and 1998

Unaudited                                                         1999                    1998
---------------------------------------------------------------------------------------------------
Cash Flows from Operating Activities
  Net income (loss)                                            $   (769,458)          $     10,526
  Adjustments to reconcile net income (loss)
    to net cash provided by operating activities:
    Depreciation and amortization                                13,299,753             11,083,416
    Amortization of debt issue costs and discount                    19,160                 26,240
    Extraordinary loss on early extinguishment of debt                 -                 1,682,880
    Deferred income taxes                                          (369,500)               (55,918)
  Change in assets and liabilities:
    Accounts receivable                                            (669,422)            (1,572,041)
    Inventory                                                         6,791                   -
    Prepaid expenses                                             (1,510,782)                73,819
    Deferred commission expense                                    (151,201)               129,300
    Deferred debt issuance costs                                   (150,950)                  -
    Accounts payable                                                154,656             (1,233,752)
    Accrued expenses                                              1,059,898                462,010
    Equipment deposits                                             (206,065)               (11,261)
    Unearned revenue                                              1,735,396              2,296,551
                                                               ------------------------------------
  Net Cash Provided by Operating Activities                      12,448,276             12,891,770

Cash Flows From Investing Activities
  Capital expenditures:
    Equipment used by subscribers                                (3,887,397)            (4,451,417)
    Equipment and leasehold improvements                         (2,241,987)            (1,619,626)
  Acquisitions                                                   (4,194,192)              (606,750)
                                                               ------------------------------------
  Net Cash Used by Investing Activities                         (10,323,576)            (6,677,793)

Cash Flows from Financing Activities
  Proceeds:
    Revolving Credit Line                                         3,000,000                   -
    Term Notes                                                         -                16,000,000
    Exercise of stock options                                     1,125,307                671,014
  Payments:
    Revolving Credit Line                                              -                (1,000,000)
    Term Notes                                                   (5,442,291)            (5,973,542)
    Subordinated notes and prepayment costs                            -               (16,125,000)
                                                                -----------------------------------
  Net Cash Used by Financing Activities                          (1,316,984)            (6,427,528)
                                                                -----------------------------------
Net Increase (Decrease) in Cash                                     807,716               (213,551)

Cash at Beginning of Period                                            -                   837,170
                                                                -----------------------------------
Cash at End of Period                                          $    807,716           $    623,619

---------------------------------------------------------------------------------------------------
See notes to interim consolidated financial statements.

               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS


1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     The information furnished herein relating to interim periods has not been audited by independent Certified Public Accountants. The interim financial information in this report reflects all adjustments which are, in the opinion of management, necessary for a fair statement of results for the interim periods presented in accordance with generally accepted accounting principles. All such adjustments are of a normal recurring nature. The accounting policies followed by the Company, and additional footnotes, are set forth in the audited financial statements included in the Company's 1998 Annual Report, this report was incorporated by reference in Form 10-K for the fiscal period ended December 31, 1998. The results of operations for the quarter ended March 31, 1999 are not necessarily indicative of the results to be expected for the full year. All financial statements are prepared on a consolidated basis to include the Company's wholly owned subsidiaries of Kavouras Inc., National Datamax, Inc., DTN Market Communications Group, Inc., DTN Acquisition, Inc., Asset Growth Corporation, Paragon Software, Inc., and Weather Services Corporation.

2.       EARNINGS (LOSS) PER SHARE

     Basic earnings per share data are based on the weighted average outstanding common shares during the period. Diluted earnings per share data are based on the weighted average outstanding common shares and the effect of all dilutive potential common shares, including stock options and warrants.

3.       ACQUISITIONS

Market Information of Colorado, Inc.
     In February of 1998, DTN acquired 100 subscribers receiving real-time commodities and futures information from Market Information of Colorado, Inc.
(MIC) for $135,000 cash. The Company to date has capitalized $133,205 as an intangible asset (goodwill) and is amortizing this cost using the straight-line method over eight years.

CDS Group, Inc.
     In March of 1998, DTN acquired CDS Group, Inc. (CDS) for $250,000 cash and the assumption of certain liabilities. CDS is engaged in the business of marketing software for tracking bales of cotton for businesses in the cotton industry. The Company has capitalized $337,600 as an intangible asset (goodwill) and is amortizing this cost using the straight-line method over five years.

SmartServ Online, Inc.
     In April of 1998, DTN signed an agreement to acquire exclusive rights to market the Internet based financial services information products of SmartServ Online, their internet information distribution technology, and their subscribers for $850,000 cash plus $1,055,000 for minimum payments for the first twelve months of the contract. These services include: SmartServ Pro, now DTN IQ, a real-time, tick-by-tick stock quote and news service, and TradeNet and BrokerNet, real-time trading and account information services for the brokerage industry. This agreement transfers the 850 subscribers currently using SmartServ Online to DTN. All new subscribers to these services will be DTN customers and DTN will pay SmartServ Online, Inc. an ongoing royalty based on revenues. The first year minimum payments in excess of the calculated payments have been capitalized as part of the purchase price. The Company has capitalized $1,905,000 as an intangible asset (goodwill) and is amortizing this cost using the straight-line method over five years.

     On January 26, 1999, the Company and SmartServ Online, Inc., (SSOL) based in Stamford, CT, (OTC-BB:SSOL) signed a Letter of Intent whereby the Company will merge with SmartServ Online, Inc. Shareholders of SmartServ Online, Inc. will receive stock of the Company. The Letter of Intent has been signed by the holders of a majority of the stock of SSOL on a fully diluted basis.

               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS


National Datamax, Inc.
     In June of 1998, DTN signed an agreement to acquire 100% of the capital stock outstanding of National Datamax, a software development and information services firm specializing in integrated systems for the financial services industry. DTN has agreed to pay $3,000,000 cash, assume the assets and liabilities of National Datamax, Inc., plus pay an earn-out based upon revenue growth from quarter ending December 31, 1997, through quarter ending September 30, 1999. National Datamax is a wholly owned subsidiary of DTN and operates out of California. The Company has capitalized $3,274,822 as an intangible asset (primarily goodwill) and is amortizing this cost using the straight-line method over three to five years.

Kavouras, Inc.
     In July of 1998, DTN signed an agreement to acquire 100% of the capital stock outstanding in Kavouras Inc. Kavouras is engaged in the development, design, manufacture, marketing and service of meteorological equipment and provides meteorological data services to government, aviation, commercial broadcast and other industries, including DTN. The Company agreed to assume the assets and liabilities of Kavouras, Inc. and pay $22,650,000 cash of which, $20,650,000 was paid at closing. The remaining $2,000,000 cash will be paid out in equal $400,000 payments over the next five anniversary dates of closing. Kavouras is a wholly owned subsidiary of DTN and operates out of Minnesota under the name DTN Kavouras Weather Services. The Company has capitalized $18,208,749 as an intangible asset (primarily goodwill) and is amortizing this cost using the straight-line method over five to ten years.

     In a related transaction, in April of 1998, Kavouras signed a License Agreement with Earthwatch Communication, Inc. for the exclusive rights to use, market, license and sell the Licensed Products of a U.S. Patent, which provides a "Method for Creating a 3D Image of Terrain and Associated Weather." In conjunction with the acquisition agreement, an Assignment Agreement was signed on March 30, 1998, between Kavouras and the Company to assign this License to DTN Market Communications Group, Inc., a wholly owned subsidiary of the Company. As a result of this assignment, the Company paid $3,000,000 cash for the License Agreement with Earthwatch Communication, Inc., which is being capitalized as an intangible asset and amortized using the straight-line method over ten years.

Weather Services Corporation
     In December of 1998, the Company acquired 100% of the capital stock outstanding in Weather Services Corporation (WSC). WSC provides meteorological consulting and worldwide commercial weather information to internet, newspaper, utilities, broadcasters, agribusinesses and municipalities. The Company agreed to pay $3,807,700 cash to acquire the stock and assume certain liabilities plus a warrant to purchase 20,000 shares of DTN's common stock at $34.00. The Company has capitalized $3,806,533 as an intangible asset (goodwill) and is amortizing this cost using the straight-line method over ten years. The fair value of the warrant is included in shareholder's equity.

Waterman Associates
     In January of 1999, DTN acquired Waterman Associates, a business engaged in the business of creating, assembling, marketing and distributing information in the natural gas and electric energy industries. This information is made available to DTN subscribers as part of the DTN Natural Gas and Electric services. DTN acquired Waterman Associates for $350,000 cash. The company has capitalized $397,000 as an intangible asset (goodwill) and is amortizing this cost using the straight-line method over five years.

Paragon Software, Inc.
     In March of 1999, the Company acquired Asset Growth Corporation (AGC) and the option to purchase Paragon Software, Inc. (PSI). AGC, a holding company, held an option to purchase PSI. In order to acquire PSI, DTN purchased both AGC and PSI. PSI is an Internet Company that supplies real-time streaming (continuously updated) quotes to investors. PSI markets its product under the name InterQuote (www.interquote.com). The Company agreed to pay $9.5 million cash. Approximately $5.3 million was paid in October 1998 and the remainder was paid in March 1999. The Company has capitalized $9,908,510 as an intangible asset (goodwill) and is amortizing this cost using the straight-line method over five years.

               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS


Pro Forma Financial Information

         All of the acquisitions have been accounted for using the purchase method of accounting. With the exception of National Datamax, Kavouras, PSI and WSC, the acquisitions in 1998 and 1999 were primarily acquisitions of subscribers and not entire businesses. The following unaudited pro forma financial information reflects the consolidated results of operations of the Company for the three months ended March 31, 1998 as though the Kavouras, National Datamax, PSI and WSC acquisitions, had occurred at the beginning of the period presented. The remaining acquisitions were deemed not material in nature to the overall operating statements of the Company, thus are excluded from the pro forma information disclosure. This pro forma information has been prepared for comparative purpose only and does not necessarily represent actual operating results that may be achieved in the future or that would have occurred had the acquisition been consummated on January 1, 1998.




Pro Forma                          March 31, 1998

Revenues                           $    40,570,514
Income (loss) before
  extraordinary item               $      (374,692)
Income (loss) per share before
  extraordinary item
  Basic                            $         (0.03)
  Diluted                          $         (0.03)


4.  INVENTORY
        Inventories are primarily related to the equipment sales as a result of the acquisition of Kavouras. The major classes of inventory are as follows:

                                   March 31, 1999              December 31, 1998
     Raw Materials                 $   2,401,071               $   2,684,857
     Work-in-Process                     770,791                     728,415
     Finished Goods                      396,927                     162,308
       Total                       $   3,568,789               $   3,575,580


5.   EQUIPMENT, BUILDING AND LEASEHOLD IMPROVEMENTS
        Equipment, building and leasehold improvements are stated at cost. The respective costs of the classes of assets are as follows:

                                   March 31, 1999              December 31, 1998
     Equipment                     $  35,342,346               $  33,198,540
     Building                          2,468,803                   2,460,486
     Land                                220,269                     220,269
     Leasehold Improvements            2,963,942                   2,909,196
       Total                       $  40,995,360               $  38,788,491


               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

6.   LONG-TERM DEBT AND LOAN AGREEMENTS

                                   March 31, 1999              December 31, 1998
     Revolving Credit Agreement
          Revolving Credit Line    $  58,500,000               $   55,500,000

          Term Notes                  31,000,000                   34,421,875

     Term Credit Agreement
          Term notes                  30,306,249                   32,326,665
     Total Loan Agreements           119,806,249                  122,248,540
     Less current portion             21,581,667                   21,628,542
     Total Long-Term Debt             98,224,582                  100,619,998

     The Company has a revolving credit agreement, as amended, with a group of banks (the "Revolving Credit Agreement"). The Revolving Credit Agreement, which expires June 30, 2001 unless extended, provides for a total commitment of up to $122,900,000 in new borrowings. As of March 31, 1999, $58,500,000 of the total commitment had been borrowed, with the remaining $64,400,000 available to the Company subject to certain restrictions as discussed below.

     Additional borrowings under the Revolving Credit Agreement are available to the Company, as long as at the time of the advance, no default exists with any of the Company loan agreements and the ratio of the Company's total borrowings to operating cash flow ("the Leverage Ratio") does not exceed thirty-six. As of March 31, 1999, based on current operating cash flow, the Company would be able to borrow the entire amount of the remaining $64,400,000 commitment available.

     In addition to the restrictions mentioned above with respect to advances, total debt outstanding is limited to forty-eight time's monthly operating cash flow. The Company is also required to maintain total stockholders' equity of at least $23,500,000 plus fifty percent (50%) of net income (but not losses) at fiscal year end through June 30, 2001. The minimum stockholders equity required to be maintained is $24,618,040 as of December 31, 1998. The Company is required to maintain a ratio of quarterly operating cash flow to interest expense (as defined) of at least 2.25 to 1. The Company is permitted to pay cash dividends in any one year, which are, in the aggregate, less than 25% of the Company's net operating profit after taxes in the previous four quarters.

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

               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS


     The Revolving Credit Rate is the First National Bank of Omaha's "National Base Rate", minus the applicable Margin. The base rate is adjusted monthly, with the interest rate margin (as defined above) changed quarterly. As of March 31, 1999, the Revolving Credit Rate is 6.75%.

     The Company has the option to convert the outstanding revolving credit borrowings to term loans at any time, payable in forty-eight equal principal installments, plus interest. Interest on the converted term loans is at the Company's option, a variable interest rate of 1/4% over the Revolving Credit Rate or at a fixed rate of 3/8% over the Revolving Credit Rate in effect on the date of notice (as defined) or the applicable Fixed Note Margin (based on the "Leverage Ratio") over the average of the 3 and 5 year U. S. treasury securities, as quoted in the prior month "Federal Reserve Statistical Release", whichever is greater. Through a refinancing of Senior Subordinated Notes, as of March 17, 1998, the Company converted $16,000,000 of revolving credit to term notes accruing interest at the rate of 7.50% (see footnote 7). As of March 31, 1999, $58,500,000 of the total borrowings outstanding had not been converted to term loans. As of March 31, 1999, $31,000,000 of term loans was outstanding with monthly installments due up through 2002 having interest rates ranging from 7.50% to 7.865%.

     The Company pays a commitment fee of 1/8 - 3/8% on the unused portion of the total revolving credit commitment based on the "Leverage Ratio". As of March 31, 1999 the commitment fee was 1/4% on all unused revolving credit commitment. In the event the "Leverage Ratio" exceeds 36, any term note accruing interest at less than 7.5% is included in a "Trigger Event". The Company is obligated to pay the holders of such term notes a fee of 0.375% of the outstanding balance of the notes upon the occurrence of the Trigger Event and like amounts on the six month anniversary and the twelve month anniversary of the Trigger Event.

     The Company has a Term Credit Agreement dated February 26, 1997 with a group of banks providing for an aggregate principal amount of $48,490,000 to be repaid in 72 equal principal installments which began January 31, 1997. As of March 31, 1999, the principal balance was $30,306,249 with $15,868,124 accruing at a variable interest rate of NY prime rate less one-half of one percent, or 7.25% and the remaining $14,438,125 accruing at fixed interest rates ranging from 8.25% to 8.36%.

     The revolving credit lines are classified as long-term debt since the Company has the ability and the intent to maintain these obligations for longer than one year.

     Substantially all of the Company's assets are pledged as collateral under the Company's long-term debt and loan agreements.

7.       SUBORDINATED LONG-TERM NOTES

     On March 17, 1998, the Company refinanced its Senior Subordinated Notes with 7.50% Senior converted notes with fixed principal payments plus interest. The Company recorded an extraordinary loss for the pre-payment penalty of $1,125,000 or 7.5% of the principal balance of $15,000,000 to retire the Subordinated Notes early. In addition, $557,880 of debt issuance and discount costs related to the senior subordinated notes were also recorded as an extraordinary loss in the first quarter of 1998.

8.       INDUSTRY SEGMENT DATA

     The Company operates in four principal industry segments - Agricultural, Weather, Financial and Energy. All segments provide comprehensive, time-sensitive information and communication services for their respective industries.

     The Agricultural segment (DTN Ag Services) provides information and services, including: agricultural market information, delayed and real-time futures and options quotes and comprehensive news and weather for a variety of agribusiness industries; equipment locator and inventory management service for the farm implement dealer; weather, pricing, news and transportation information for the produce industry; and an electronic marketing system for the cotton industry.

               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS


     The Weather segment (DTN Weather Services) provides a comprehensive weather information system to meet the weather information needs of many industries including: aviation, broadcast, construction, forestry, marine, transportation, turf-related operations, emergency management and any other business relying on weather information to help carry out its operations.

     The Financial segment (DTN Financial Services) provides comprehensive information and services including: real-time quotes, news, charts and alerts for professional investors delivered via proprietary hardware, PC or over the internet; delayed quotes, business news and economic data for the individual investor; wholesale mortgage rates and prices for the mortgage industry; and software and data services to financial planners and independent brokers.

     The Energy segment (DTN Energy Services) provides pricing information and communications services including: delayed futures and options quotes plus selected financial information for the refined fuels industry, thus linking the refiners with their customers and real-time or delayed options and futures quotes, weather, news and information for the gas and electricity industries.

     The Other segment (Other Services) is general corporate activities not attributable to a specific industry segment and other industry services not material in nature and elimination of inter-segment activity.

     Management primarily evaluates performance of each segment based on operating cash flow (EBITDA) defined as operating income before depreciation and amortization expense. Included in the segment activity are corporate allocations to the industry segments. The Company does not allocate income taxes and infrequent or extraordinary items to the individual industry segments. Inter-segment revenues have been recorded at amounts approximating market. The following table summarizes additional information regarding the Company's individual industry segments:

               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS


                                            March 31, 1999       March 31, 1998
-------------------------------------------------------------------------------
External revenues
   DTN Ag Services                         $ 21,686,312           $ 22,869,057
   DTN Weather Services                       9,952,482              3,543,625
   DTN Financial Services                     4,531,779              3,058,418
   DTN Energy Services                        4,324,376              3,863,558
   Other Services                             1,189,068              1,090,489
-------------------------------------------------------------------------------
Total                                      $ 41,684,017           $ 34,425,147
-------------------------------------------------------------------------------

Inter-segment revenues
   DTN Ag Services                         $       -              $       -
   DTN Weather Services                         541,270                   -
   DTN Financial Services                        12,867                   -
   DTN Energy Services                             -                      -
   Other Services                                  -                      -
-------------------------------------------------------------------------------
                                                554,137                   -
   Inter-segment elimination                   (554,137)                  -
-------------------------------------------------------------------------------
Total                                      $       -              $       -
-------------------------------------------------------------------------------

Operating Income
   DTN Ag Services                         $  3,710,786           $  5,038,668
   DTN Weather Services                      (1,433,475)              (491,976)
   DTN Financial Services                    (1,462,009)              (456,659)
   DTN Energy Services                        1,569,457              1,411,021
   Other Services (Note a)                   (1,107,156)            (1,799,743)
-------------------------------------------------------------------------------
Total                                      $  1,277,603           $  3,701,311
-------------------------------------------------------------------------------

Depreciation and Amortization
   DTN Ag Services                         $  8,189,922           $  8,196,134
   DTN Weather Services                       2,523,437              1,072,072
   DTN Financial Services                     1,499,343                859,906
   DTN Energy Services                          413,189                543,210
   Other Services                               673,862                412,094
-------------------------------------------------------------------------------
Total                                      $ 13,299,753           $ 11,083,416
-------------------------------------------------------------------------------

Interest Expense
   DTN Ag Services                         $  1,088,702           $  1,629,573
   DTN Weather Services                         894,715                180,058
   DTN Financial Services                       200,419                118,597
   DTN Energy Services                           45,187                 44,428
   Other Services                                62,804                 54,056
-------------------------------------------------------------------------------
Total                                      $  2,291,827           $  2,026,712
-------------------------------------------------------------------------------

Operating Cash Flow (EBITDA) (Note b)
   DTN Ag Services                         $ 11,900,708           $ 13,234,802
   DTN Weather Services                       1,089,962                580,096
   DTN Financial Services                        37,334                403,247
   DTN Energy Services                        1,982,646              1,954,231
   Other Services (Note a)                     (433,294)            (1,387,649)
-------------------------------------------------------------------------------
Total                                      $ 14,577,356           $ 14,784,727
-------------------------------------------------------------------------------

(a) 1999 operating income and operating cash flow includes $0.7 million for non-recurring severance costs.
(b) Operating cash flow (EBITDA) defined as operating income before depreciation and amortization expense.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

FINANCIAL CONDITION

GENERAL OVERVIEW

     The equipment used by subscribers is a large capital investment for the Company. The cost of subscriber equipment, net of depreciation, accounts for 44% of the Company's total assets at March 31, 1999 compared with 46% at December 31, 1998. The Company has also made significant investments during 1998 and the first three months of 1999 to acquire subscribers and businesses that fit the Company's business model. The net intangible assets (primarily goodwill) from acquisitions are 33% of the Company's total assets at March 31, 1999. The acquisitions of subscribers and businesses are expected to enhance the long-term operating performance and financial condition of the Company. The investment in acquisitions has required the Company to increase long-term debt. The Company's management plans to continually review this strategy to support the growth of the Company.

CASH FLOWS FROM OPERATING ACTIVITIES

     Net cash provided by operating activities was $12.4 million for the first quarter of 1999 compared to $12.9 million for the same period in 1998. This decrease of $0.5 million was primarily the result of the $0.2 million decrease in operating cash flow (EBITDA), defined as operating income before depreciation and amortization expense and the $0.3 million increase in interest expense. Excluding the $0.7 million of non-recurring severance costs, primarily related to the resignation of the Company's Chairman and CEO, net cash provided by operating activities for the first quarter of 1999, would have been $13.1 million compared to $12.9 million for the first quarter of 1998.

CASH FLOWS FROM INVESTING ACTIVITIES

     Net cash used by investing activities was $10.3 million for the first quarter of 1999 compared to $6.7 million for the same period in 1998. The increase of $3.6 million was the result of the Company's acquisitions closed during the first three months of 1999. Capital expenditures remained flat at $6.1 million for the first quarter of 1999 and 1998.

     The Company's growth strategy includes developing services for niche markets plus acquisitions that fit into their business model and/or competitive strategies. The Company closed on two acquisitions during the first quarter of 1999. The Company paid $4.2 million cash on these acquisitions compared to $0.6 million cash during the same period in 1998. Among these acquisitions (which are discussed in more detail in footnote 4 of the notes to interim financial statements) was Paragon Software, Inc., an Internet company that supplies
real-time    streaming    quotes    under   the    product    name    InterQuote
(www.interquote.com).

     The acquisitions in the first quarter of 1999 were financed by utilizing the Company's revolving credit line, which provides for a total commitment of up to $122.9 million.

CASH FLOWS FROM FINANCING ACTIVITIES

     Net cash used by financing activities was $1.3 million for the first quarter of 1999 compared to $6.4 million for the same period a year ago. The decrease of $5.1 million in net cash used by financing activities is primarily attributed to the reduction in net debt payments as a result of the $3.6 increase in cash required to fund new acquisitions during the first quarter of 1999.

     The Company reduced its total debt by $2.4 million during the first quarter of 1999 compared with $5.6 million for the same period of 1998. Excluding the $3.6 million increase in cash required to fund acquisitions, the Company would have had the ability to reduce its debt by $6.0 million during the first quarter of 1999.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS


FACTORS THAT MAY AFFECT FUTURE RESULTS

     Acquisitions: The Company's strategy includes continued growth through acquisitions of complimentary services, technologies or businesses, which may result in the diversion of management's attention from the day-to-day operations of the Company's business. Other risks include, but are not limited to, possible difficulties in the integration of operations, products and personnel, difficulty in applying internal controls to acquired businesses and particular problems, liabilities or contingencies related to the businesses being acquired. If efforts to integrate past or future acquisitions fail, there could be a material adverse effect on the Company's business, financial condition and results of operations. The Company plans to pursue opportunities that it believes fit its business strategy.

     Competition: The Company operates in a highly competitive environment, competing with information and communication services utilizing various types of electronic media including satellite delivery, TV Cable delivery, the Internet, electronic bulletin boards, television, radio, cellular, and telephone communications. In addition to the various electronic publishers, the Company competes with print media and "old information gathering habits." Many of the Company's actual and potential competitors have substantially greater resources than the Company.

     Indebtedness: The Company anticipates that internally generated cash flow and its bank credit lines will be sufficient to fund operating activities, capital expenditures and service interest and principal payments on long-term debt.

     Economic Conditions: The Company's bank credit lines are based upon the Company's ability to generate operating cash flow, a material decline in operating cash flow could impact the Company's operations and ability to finance the Company. Due to a large percentage of the Company's subscribers and revenues being related to agricultural industries, the general state of the agricultural economy may impact the Company's business operations and financial condition.

     Technology: The business of the Company is subject to the continuous changes in information distribution technology affecting how information is distributed to the Company's customers. Currently, the primary information distribution technology the Company utilizes for the delivery of information is satellite. Other technologies used are the Internet, FM side band channels, VBI (vertical blanking interval through a cable TV signal), leased land lines, DIRECTV, E-mail and Fax. The Company is not aware of any other technology that may replace the current electronic delivery systems and equipment at a competitive price. New developments in electronic hardware capabilities and in data distribution technologies could cause the Company's delivery systems and equipment to become obsolete, economically inefficient or less attractive compared to available alternatives. The improvement and enhancement (and subsequent lower cost) of delivery technologies such as the Internet, DIRECTV and cable are providing the Company with alternatives to its current primary delivery method, which is satellite.

     Year 2000 (Y2K): The Company is actively engaged in a comprehensive review of its computer systems to identify and remediate the systems that could be affected by the Year 2000 Issue. The Company is addressing the following critical issues related to the Company's state of readiness, cost of addressing Year 2000 issues, risks of Year 2000 issues, and contingency plans:

     State of Readiness - The Company has identified the following major areas of the Company dependent on computer software and hardware that may be affected by the Y2K issues.

     Service delivery - The Company transmits information and communications services to subscribers via satellite, Internet, FM side band channels, VBI, leased landlines, DIRECTV, E-mail and Fax. The Company has been engaged in identifying, remediating and testing any system that could result in an interruption of the delivery of the Company's services to subscribers.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS


     Customer Service - The Company provides customer service to subscribers using telephone systems, using administrative systems to ship equipment and/or modify the services that subscribers receive. The Company has been engaged in identifying, remediating and testing any system that could result in an interruption of customer service provided to subscribers.

     Cash flow - The Company maintains administrative systems that track services provided to subscribers, invoice subscribers and apply cash payments remitted for services received by subscribers. The Company has been engaged in identifying, remediating and testing any system that could result in an interruption of cash flow from subscribers.

     Physical environment - The Company maintains facilities for employees, operating computer data centers and distributing subscriber equipment. The Company has been engaged in identifying, remediating and testing the possibility of any environmental control, such as heating and cooling systems, inhibiting the use of the Company's facilities.

     The Company has made progress in its efforts to address the Year 2000 issue and ensure systems and data will be functional beyond 1999. The following phases, which to some extent are being conducted concurrently, are on schedule to be completed by the listed completion dates.

     Inventory - The Company has conducted an inventory of all custom developed software and third party vendor supplied software used internally by the Company. The Company has also conducted an inventory of all third party data feeds that are transmitted to the Company for rebroadcast. The Company has also conducted an inventory of all hardware related to the transmission of data and internal administrative operations. The Company had completed this phase as of December 31, 1998.

     Assess Business Impact - The Company has reviewed the business impact of specific systems if they were to fail due to incorrect date processing past 2000. The Company has identified these systems related to internal administrative systems, third party data feeds and hardware as critical or non-critical to normal business operations. The Company had completed this phase as of December 31, 1998.

     Remediation and Testing - The Company is remediating software and hardware systems and conducting detailed Y2K testing to produce standardized `evidence' of Y2K compliance. The Company's estimated completion date is September 30, 1999.

     Manage Subsequent Changes - All system modifications made subsequent to Y2K testing that are date related will be regression tested and documented. The Company's estimated completion date is December 31, 1999.

     Cost of Addressing Year 2000 Issues - The Company has used existing internal resources to perform all work on the phases discussed above through March 31, 1999. The estimated cost of using internal resources through March 31, 1999 was $.7 million. The Company plans to complete all system modifications and testing required to resolve Y2K issues using existing internal resources and does not expect the cost of making the necessary changes to be significant. Approximately $.2 million was spent during the first quarter of 1999, while the remaining estimated costs of using internal resources to effect Y2K compliance is less than $.3 million.

     Risks of Year 2000 Issues and Contingency Plan - The Company expects its Year 2000 conversion project to be completed on a timely basis, however, failure to do so or failure on the part of third parties with whom the Company does business could materially impact operations and financial results. The Company believes the worst case scenario would be the failure of the communication systems providing information and communications to the Company's customers. If any of the satellites used by the Company were to fail, it is possible that the Company could shift all of its satellite subscribers to other satellites or its Internet based products. The Company is working with various third party vendors to verify Year 2000 compliance, and if necessary, securing alternate sources of service or products if compliance is not obtained. In the event that one

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

or more data providers fail, it is possible the Company could integrate information from another data provider into its data feed.

     The Company is currently developing contingency plans for those systems identified as critical to normal business operations. The contingency plan will include focusing on early detection, planned reactions and subsequent remediation of unforeseen issues. The Company's estimated completion of a formal contingency plan is September 30, 1999. The Company believes there are no foolproof contingency plans that cover every possible failure.

     Based upon currently available information, management believes the Company will meet its compliance goals and does not anticipate that the cost of Y2K compliance will have a material impact on the Company's financial condition, results of operations or liquidity. The achievement of these goals is dependent upon many factors, some outside of the Company's control. In the event that the Company's internal systems or internal system of critical vendors fail to achieve Y2K compliance, the Company's business and its results of operations could be adversely impacted.

     Forward Looking Statements: From time to time, information provided by the Company, statements made by its employees or information included in its filings with the Securities and Exchange Commission (including this Form 10-Q and documents incorporated by reference) may contain statements which are not historical facts, so-called "forward-looking statements". These forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The Company's actual future results may differ significantly from those stated in any forward-looking statements. Forward-looking statements involve a number of risk and uncertainties, including, but not limited to, product demand, pricing, market acceptance, inflation, risks in product and technology development, product competition, acquisitions, key personnel, and other risk factors detailed in this Quarterly Report on Form 10-Q and in the Company's other Securities and Exchange Commission filings.


RESULTS OF OPERATIONS

GENERAL OVERVIEW

     The financial dynamics of the Company's business operations are similar to businesses that sell monthly subscriptions such as electronic publications and communications and cable TV companies. The financial dynamics are similar because DTN makes an initial investment of variable marketing costs to obtain new subscribers (generally a one year subscription agreement) and the Company makes a capital expenditure to provide the subscriber with the necessary equipment to receive the Company's satellite based services. Internet subscribers utilize their own personal computer.

     In addition, DTN has a level of fixed costs, such as FM and Ku satellite leases, certain news and weather, quotes, information providers and administrative expenses, not directly affected by the number of subscribers receiving the Company's services.

Subscribers:

     The Company's subscriber count and subscriber retention rates are measurements used by management to help forecast where revenues will be in the future. Total subscribers at March 31, 1999 increased to 163,900 compared to 160,400 for the same period in 1998 and 159,300 at December 31, 1998. Included in total subscribers for the first quarter 1999 were 4,200 subscribers added primarily through the acquisition of Paragon Software, Inc. The annualized subscriber retention rate was 82.4% for the first quarter ended March 31, 1999 compared to 86.3% at March 31, 1998 and 80.6% for the year ended December 31, 1998.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

     In addition, the Company continued to see growth in Internet subscribers, which totaled 10,400 at March 31, 1999 as compared to 1,600 at March 31, 1998 and 4,700 at December 31, 1998. These Internet subscribers are primarily in the Agriculture and Financial Divisions.

Operating Cash Flow:

     The Company's operating cash flow (EBITDA), defined as operating income before depreciation and amortization expense, is a key indicator monitored by DTN management. Growth in operating cash flow results from a growing base of subscribers, as well as, increased revenues on per subscriber basis covering the Company's fixed expenses.

     Operating cash flow (EBITDA) for the first quarter of 1999 decreased 1% to $14.6 million compared to $14.8 million for 1998. Excluding the non-recurring severance costs of $0.7 million (as discussed below), operating cash flow would have increased 4% to $15.3 million compared to $14.8 million for the same period of 1998.

     Operating cash flow margin (EBITDA margin) for the first quarter of 1999 was 35.0% compared to 42.9% for the first quarter of 1998. Excluding the non-recurring severance costs of $0.7 million and the Kavouras acquisition operating results, operating cash flow margin for the first quarter of 1999 would have been 42.4% compared to 42.9% for 1998. Kavouras equipment sales have lower EBITDA margins than subscription sales, and will tend to lower the Company's total operating cash flow margin.

Net Development Costs:

     Operating cash flow is also affected by the Company's research and development activities. DTN accumulates research and development activities as "Net Development Costs". The Company defines these costs as 1) market research activities, 2) the expenses of hardware and software engineering, research and development, and 3) the negative operating cash flow (prior to corporate allocations plus interest) of the development of new services. Net Development Costs for the first quarter of 1999 increased 73% to $1.7 million compared to $1.0 million for the first quarter of 1998.

Free Cash Flow:

     Free cash flow, defined as operating cash flow less equipment capital expenditures and interest is a measurement used by DTN's management team to monitor the Company's source of funds available to grow the business. Free cash flow was $6.2 million for the first quarter of 1999 compared to $6.7 million for the same period one year ago.

     While equipment capital expenditures were flat at $6.1 million for the first quarter of 1999 and 1998, included in the first quarter of 1999 were $2.0 million of non-recurring expenditures for satellite equipment and the DIRECTV project. Excluding these costs and the non-recurring severance costs, free cash flow would have been $8.9 million for the first quarter of 1999 compared to $6.7 million in 1998.

Debt Leverage Ratio:

     The Company's debt leverage ratio is defined as total long-term debt (including current portion) divided by last twelve months operating cash flow (EBITDA). The debt leverage ratio was 2.3 for the first quarter of 1999 compared to 1.6 for the first quarter of 1998. The debt leverage ratio is $119.8 million of total long-term debt (including current portion) divided by $52.8 million of last twelve months operating cash flow (EBITDA) for the twelve month period ending March 31, 1999. Excluding $0.7 million non-recurring severance costs for the quarter ended March 31, 1999 and $5.8 million non-recurring satellite costs for the quarter ended June 30, 1998; the debt leverage ratio would have been 2.0 for the period ended March 31, 1999. This ratio demonstrates the Company's ability to pay off total long-term debt in 2.0 years.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

Non-recurring Severance Costs:

     During the first quarter of 1999, the Company took a non-recurring charge of $0.7 million for severance payments, primarily related to the resignation of the Company's Chairman and CEO.

REVENUES

     Total revenues for the first quarter of 1999 increased 21% to $41.7 million compared to $34.4 million for the first quarter of 1998. The Company attributed the revenue increases for the first quarter of 1999 compared to the first quarter of 1998 primarily to revenue generated by acquisitions. Total revenues on a per subscriber per month basis for the first quarter of 1999 were $87 compared to $72 for the first quarter of 1998.

Subscriptions:

     Subscription revenue for the first quarter of 1999 grew 19% to $33.1 million compared to $27.7 million for the first quarter of 1998. The increase was primarily due to increases in total subscribers, the ability to move subscribers to higher priced services and acquisitions completed in the past 12 months. The Company continues to add new subscribers at higher subscription rates than the average of all subscriptions on a per subscriber per month basis. Subscription revenue per subscriber, per month for all new subscription sales for the first quarter of 1999 was $73 compared to $69 for total subscription revenue per subscriber, per month for the Company. The increase in subscribers from new subscription sales and acquisitions resulted in total subscription revenues on a per subscriber per month basis for the first quarter of 1999, growing to $69 compared to $58 for the same period in 1998.

Equipment Sales:

     The Company's July 1, 1998 acquisition of Kavouras, Inc., in Minneapolis, added a new market niche for the Company, the manufacture and sale of various meteorological equipment and radar systems. The Kavouras acquisition added $2.0 million of meteorological equipment and radar sales for the first quarter of 1999.

Additional Services:

     Additional service revenue for the first quarter of 1999 remained steady at $1.8 million compared to the same period in 1998. The Company believes weak agriculture markets have impacted the growth in additional service revenues. Additional service revenue on a per subscriber per month basis for the first quarter of 1999 was $3.77 compared to $3.71 for the first quarter of 1998.

Communication Services:

     Communications services revenue increased 7% to $2.9 million for the first quarter of 1999 compared to $2.7 million for the same period of 1998. This increase is primarily due to refiners increasing message volume and other communications to wholesalers via DTNergy Services. Communication services revenue on a per subscriber per month basis for the first quarter of 1999 was $6.00 compared to $5.64 for the first quarter of 1998.

Advertising:

     Advertising revenue held constant at $1.1 million for the first quarter of 1999 and 1998. The weak agriculture economy has negatively impacted the advertising revenues of the Company, but has remained level compared to 1998. Advertising revenue on a per subscriber per month basis for the first quarter of 1999 was $2.38 compared to $2.28 for the first quarter of 1998.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

Service Initiation Fees:

     Service initiation fees revenue for the first quarter of 1999 fell 35% to $.7 million compared to $1.1 million for the first quarter of 1998. This decline is primarily due to a change in the mix of the make-up of the Company's sales, from the traditional satellite sales to more internet sales, where a lower upfront initiation fee is charged. Service initiation fees revenue on a per subscriber per month basis for the first quarter of 1999 was $1.50 compared to $2.32 for the first quarter of 1998.

EXPENSES

     Total expenses for the first quarter of 1999 increased 32% to $40.4 million compared to $30.7 million for the first quarter of 1998. The increase in expenses, excluding the non-recurring severance costs, were related to expenses from acquisitions (including the $1.7 million of costs of equipment sales), the Company's growth in subscribers and the increase in amortization expense from these acquisitions.

Selling General & Administrative:

     Selling, general and administrative expenses for the first quarter of 1999 grew 29% to $21.7 million compared to $16.9 million for the first quarter of 1998. These expenses as a percentage of total revenues were 52% for the first quarter of 1999 compared to 49% for the first quarter of 1998 and 52% for the fourth quarter of 1998.

Cost of Equipment Sales:

     Cost of equipment sales for the first quarter of 1999 was $1.7 million. These expenses are primarily the result of the Kavouras acquisition which brought a new market niche for the Company, the manufacture and sale of various meteorological equipment and radar systems.

Sales Commissions:

     Sales commissions for the first quarter of 1999 increased 6% to $2.9 million compared to $2.8 million for the first quarter of 1998. This increase is primarily the result of new incentive programs within the four divisional sales forces resulting in an increase in gross sales as well as an increase in DTNergy cash flows from which commissions are based. These expenses as a percentage of total revenues decreased to 7% for the first quarter of 1999 compared to 8% for the first quarter of 1998.

Depreciation and Amortization:

     Depreciation and amortization expense for the first quarter of 1999 increased 20% to $13.3 million compared to $11.1 million for the first quarter of 1998. These increases are primarily due to the increase in the amortization related to intangible assets (primarily goodwill) associated with acquisitions. Of the $2.2 million increase in depreciation and amortization, $1.5 million of the increase is related to amortization. As a percentage of total revenues, depreciation and amortization expense for the first quarter of 1999 remained flat at 32% for the first quarter of 1999 and 1998.

OPERATING INCOME

     Operating income (EBIT) for the first quarter of 1999 decreased 65% to $1.3 million compared to $3.7 million for the first quarter of 1998. Excluding the non-recurring severance costs of $0.7 million, operating income for the first quarter of 1999 would have been $2.0 million compared to $3.7 million for 1998. These decreases in operating income are primarily related to the increase in amortization expense related to the intangible assets (primarily goodwill) from acquisitions. Amortization expense related to acquisitions for the first quarter of 1999 was $3.0 million compared to $1.5 million for the first quarter of 1998.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

INTEREST EXPENSE

     Interest expense for the first quarter of 1999 increased 13% to $2.3 million compared to $2.0 million for the first quarter of 1998. In the first quarter of 1998 the Company refinanced its 11.25% Senior Subordinated Notes down to 7.5% Senior converted notes. The increase in interest expense is a direct result of an increase in debt, due to the financing of acquisitions with debt versus equity. As a percentage of total revenue, interest expense for the first quarter of 1999 and 1998 was 6%.

INCOME TAX PROVISION (BENEFIT)

     The Company's effective income tax rate was 23% for the first quarter of 1999 compared to 36% for the same period in 1998. The 23% effective tax rate on the tax benefit in the first quarter of 1999 is lower than the statutory rate due primarily to non-deductible goodwill.

INCOME (LOSS) BEFORE EXTRAORDINARY ITEM

     Loss before extraordinary item for first quarter of 1999 was $0.7 million or $.07 per share on a diluted basis, compared to income of $1.1 million or $.10 per share on a diluted basis for the first quarter of 1998. Excluding the non-recurring severance costs of $0.7 million, the loss before extraordinary item for the first quarter of 1999 would have been $0.2 million or $.02 per share on a diluted basis.

EXTRAORDINARY ITEM, NET OF TAX

     During the first quarter of 1998, the Company refinanced its 11.25% Senior Subordinated Notes with 7.5% Senior Notes. With this refinancing, the Company took a one-time charge of $1.1 million or ($.09) per share on a diluted basis, net of tax, for pre-payment penalties and write-offs of unamortized debt issuance and discount costs.

NET INCOME (LOSS)

     Net loss for the first quarter of 1999 was $0.7 million or $.07 per share on a diluted basis, compared to $10,526 or less than $.01 per share on a diluted basis for the first quarter of 1998. Excluding the non-recurring severance costs, the net loss for the first quarter of 1999 would have been $0.2 million or $.02 per share on a diluted basis.

           QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

MARKET RISK SENSITIVE INSTRUMENTS AND POSITIONS

     The risk inherent in the Company's market risk sensitive instruments and positions is the potential loss arising from adverse changes in interest rates as discussed below.

Interest Rates
     The Company's earnings are affected by changes in interest rates due to the impact those changes have on its variable-rate debt instruments. The Company has three components that make up its total bank loan debt: 1) Fixed Term Notes of $45,438,125 or 38% of the total, 2) Variable Term Notes of $15,868,124 or 13% of the total and 3) Revolving Credit Line of $58,500,000 or 49% of the total. Assuming a hypothetical 10% change in 1999 interest rates, below is an analysis of what the impact would have been on the first quarter of 1999 interest expense:

                                  1999
                              -----------
Fixed Term Notes              $      -
Variable Term Notes                30,100
Revolving Credit Line (a)          94,800
                              -----------
Total                         $   124,900


(a) The Company's Revolving Credit Agreement includes the ability to fix the revolving credit line based on the Revolving Credit Rate in effect at the beginning of the month (see Note 6). The ability to look back to the interest rates at the beginning of the month, reduces the market risk of an increase in First National Bank of Omaha's "National Base Rate".

     Market risk for fixed-rate term debt is estimated as the potential change in fair value from a hypothetical change in interest rates. The Company has $45,438,125 of fixed term debt as of March 31, 1999 with an estimated fair value of $46,083,278 or an increase of $645,153. The fair value was calculated using existing terms of the debt and interest rates present valued at the Company's current available term debt rate (see Note 6).

                                    FORM 10-Q

                      DATA TRANSMISSION NETWORK CORPORATION

                           PART II - OTHER INFORMATION

Item 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS:

           (a)    Date of Annual Meeting of Stockholders - April 28, 1999.
           (b)    Directors Elected - Jay H. Golding, Anthony S. Jacobs,
                  Peter H. Kamin, David K. Karnes, Joseph F. Mazzella, Greg T. Sloma and Roger W. Wallace.
           (c)    Other Matters Voted Upon
                  - Ratification of the appointment of Deloitte and Touche LLP as independent auditors for 1999, 10,451,098 votes
                     for,   8,650  votes   against  and  15,383  votes
                     abstained.
                  -  Approval of the Company's 1999 Stock
                     Incentive Plan, 7,085,876 votes for,
                     891,632  votes  against  and  25,457
                     votes abstained.


Item 6.    EXHIBITS AND REPORTS ON FORM 8-K:

           (a)    Exhibits -11- Statement re computation of per share earnings.
           (b)    Reports on Form 8-K
                  -    Filed   an   amendment   to  the   Company's
                       shareholder rights plan on March 12, 1999.
                  -    Filed news  release on April 2, 1999  relating to
                       the  resignation  of the  Company's  Chairman and
                       CEO, Roger R.  Brodersen,  from all his positions
                       as  an  officer  and   director  of  the  Company
                       effective March 24, 1999.
           (27)   Financial Data Schedule (Required)

SIGNATURE

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                       DATA TRANSMISSION NETWORK CORPORATION

              By       /s/ Greg T. Sloma
                       --------------------------------------
                       Greg T. Sloma
                       President and Chief Operating Officer

              By       /s/ Brian L. Larson
                       --------------------------------------
                       Brian L. Larson
                       Sr. VP, CFO and Secretary

              By       /s/ Dan A. Petersen
                       --------------------------------------
                       Corporate Controller and Treasurer

Dated this 17th day of May, 1999.

                                                                     EXHIBIT 11

                         COMPUTATION OF INCOME PER SHARE

                      Data Transmission Network Corporation

                      Quarter ended March 31, 1999 and 1998

                                                                           Quarter Ended
Unaudited                                                          1999                   1998
-------------------------------------------------------------------------------------------------
Income (Loss) Before Extraordinary Item                       $    (769,458)         $  1,087,406

Extraordinary Item, net of tax                                         --               1,076,880
                                                              -----------------------------------
Net Income (Loss)                                             $    (769,458)         $     10,526
-------------------------------------------------------------------------------------------------
Average shares outstanding (1)                                   11,578,742            11,196,999

Add shares applicable to stock options and warrants (2)                --                 933,969
                                                              -----------------------------------
Total Shares (3)                                                 11,578,742            12,130,968
-------------------------------------------------------------------------------------------------
Basic Income (Loss) Per Share
     Income (loss) before Extraordinary Item                  $       (0.07)         $       0.10
     Extraordinary Item                                                --                   (0.10)
-------------------------------------------------------------------------------------------------
     Net Income (Loss)                                        $       (0.07)         $       0.00
-------------------------------------------------------------------------------------------------
Diluted Income (Loss) Per Share
     Income (loss) before Extraordinary Item                  $       (0.07)         $       0.09
     Extraordinary Item                                                --                   (0.09)
-------------------------------------------------------------------------------------------------
     Net Income (Loss)                                        $       (0.07)         $       0.00
-------------------------------------------------------------------------------------------------

(1) Shares used in the Basic Earnings Per Share.
(2) The dilutive potential common shares outstanding in 1999 were 595,579 and were not included in computing diluted earnings per share because their efforts were anti-dilutive.
(3) Shares used in the Diluted Earnings Per Share.