Form 10-Q
period 1999-06-30
DATA TRANSMISSION NETWORK CORP
filed 1999-08-13
CIK 790498

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


                   Quarterly Report under Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934


For Quarter Ended                                June 30, 1999

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


                 Yes   X                               No

Number of shares of common stock outstanding as of August 13, 1999...11,692,641.

                           CONSOLIDATED BALANCE SHEETS

                      Data Transmission Network Corporation

                    As of June 30, 1999 and December 31, 1998

Unaudited                                                           1999              1998
------------------------------------------------------------------------------------------------
ASSETS

Current Assets
   Cash                                                          $      --         $      --
   Accounts receivable, net of allowance for
     doubtful accounts of $1,300,000 for 1999 and 1998             11,515,830        10,475,426
   Inventory (note 4)                                               3,989,458         3,575,580
   Prepaid expenses                                                 2,105,670         2,219,778
   Deferred commission expense                                      3,077,662         2,695,475
                                                                 ------------------------------
       Total Current Assets                                        20,688,620        18,966,259

Property and Equipment (note 5)
   Equipment Used By Subscribers                                  251,208,841       244,613,085
   Equipment and Leasehold Improvements                            43,667,512        38,788,491
                                                                 ------------------------------
       Total Property and Equipment                               294,876,353       283,401,576
   Less: Accumulated Depreciation                                 194,554,088       174,164,486
                                                                 ------------------------------
     Net Property and Equipment                                   100,322,265       109,237,090

Intangible Assets from Acquisitions (note 3)                       92,336,147        82,266,913
   Less:  Accumulated Amortization                                 24,322,500        18,121,533
                                                                 ------------------------------
     Net Intangible Assets                                         68,013,647        64,145,380

Other Assets                                                        5,790,982         4,836,353
                                                                 ------------------------------
                                                                 $194,815,514      $197,185,082
-----------------------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
   Accounts payable                                              $  7,137,160      $  5,820,579
   Accrued expenses                                                 8,827,029         8,963,856
   Current portion of long-term debt (note 6)                      21,581,667        21,628,542
                                                                 ------------------------------
       Total Current Liabilities                                   37,545,856        36,412,977

Revolving Debt (note 6)                                            62,000,000        55,500,000
Long-Term Debt (note 6)                                            34,329,165        45,119,998
Equipment Deposits                                                    480,739           653,753
Unearned Revenue                                                   27,980,129        27,348,468

Shareholders' Equity
   Common stock, par value $.001, authorized
     20,000,000 shares, issued 11,685,355 and 11,516,392               11,685            11,516
   Paid-in capital                                                 36,324,347        35,022,787
   Accumulated deficit                                             (3,856,407)       (2,884,417)
                                                                 ------------------------------
     Total Shareholders' Equity                                    32,479,625        32,149,886
                                                                 ------------------------------
                                                                 $194,815,514      $197,185,082
-----------------------------------------------------------------------------------------------
See notes to interim consolidated financial statements.


                      CONSOLIDATED STATEMENTS OF OPERATIONS

                      Data Transmission Network Corporation

               Quarter and six months ended June 30, 1999 and 1998

                                                  Quarter Ended                          Six Months Ended
                                   --------------------------------------------------------------------------------
Unaudited                                  1999                  1998                 1999                 1998
-------------------------------------------------------------------------------------------------------------------

Revenues
   Subscriptions                       $ 33,431,835         $ 28,692,347          $ 66,555,277       $   56,436,574
   Equipment sales                        1,267,661                --                3,257,511               --
   Additional services                    1,978,315            1,805,567             3,791,885            3,581,516
   Communication services                 2,978,787            2,669,761             5,867,379            5,370,814
   Advertising                              787,160              779,564             1,932,389            1,871,560
   Service initiation fees                  708,736              850,243             1,432,070            1,962,165
                                        ---------------------------------------------------------------------------
                                         41,152,494           34,797,482            82,836,511           69,222,629
                                        ---------------------------------------------------------------------------
Expenses
   Selling, general and administrative   21,469,068           17,702,844            43,195,909           34,583,210
   Cost of equipment sales                  936,445                --                2,654,287               --
   Sales commissions                      3,024,769            2,713,300             5,950,919            5,473,354
   Depreciation and amortization         13,440,300           11,612,182            26,740,053           22,695,598
   Non-recurring costs                           --            5,800,000               735,828            5,800,000
                                        ---------------------------------------------------------------------------
                                         38,870,582           37,828,326            79,276,996           68,552,162
                                        ---------------------------------------------------------------------------
Operating Income (Loss)                   2,281,912           (3,030,844)            3,559,515              670,467

   Interest expense                       2,253,181            1,805,362             4,545,008            3,832,074
   Other income, net                         14,237               34,402                29,503               58,209
                                        ---------------------------------------------------------------------------

Income (Loss) Before Income Taxes
  and Extraordinary Item                     42,968           (4,801,804)             (955,990)          (3,103,398)
   Income tax provision (benefit)           245,500           (1,725,262)               16,000           (1,114,262)
                                        ---------------------------------------------------------------------------
Loss Before Extraordinary Item             (202,532)          (3,076,542)             (971,990)          (1,989,136)

Extraordinary Item, net of tax                --                   --                   --                1,076,880
                                        ---------------------------------------------------------------------------

Net Loss                               $   (202,532)        $ (3,076,542)         $   (971,990)      $   (3,066,016)
--------------------------------------------------------------------------------------------------------------------

Basic Loss Per Share
   Loss before Extraordinary Item      $      (0.02)        $      (0.27)         $     (0.08)       $       (0.18)
   Extraordinary Item, net of tax             --                   --                   --                   (0.09)
--------------------------------------------------------------------------------------------------------------------

   Net Loss                            $      (0.02)        $      (0.27)         $     (0.08)       $       (0.27)
--------------------------------------------------------------------------------------------------------------------

Diluted Loss Per Share
   Loss before Extraordinary Item     $       (0.02)        $      (0.27)         $     (0.08)       $       (0.18)
   Extraordinary Item, net of tax             --                   --                   --                   (0.09)
--------------------------------------------------------------------------------------------------------------------

   Net Loss                            $      (0.02)        $      (0.27)         $     (0.08)       $       (0.27)
--------------------------------------------------------------------------------------------------------------------

Basic Shares Outstanding                 11,676,065           11,322,939            11,627,404           11,259,969
--------------------------------------------------------------------------------------------------------------------

Diluted Shares Outstanding               11,676,065           11,322,939            11,627,404           11,259,969
--------------------------------------------------------------------------------------------------------------------
See notes to interim consolidated financial statements.



                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                      Data Transmission Network Corporation

                     Six months ended June 30, 1999 and 1998

Unaudited                                                                     1999                         1998
--------------------------------------------------------------------------------------------------------------------
Cash Flows from Operating Activities
   Net loss                                                              $    (971,990)              $   (3,066,016)
   Adjustments to reconcile net loss
     to net cash provided by operating activities:
     Depreciation and amortization                                          26,740,053                   22,695,598
     Amortization of debt issue costs and discount                              38,321                       30,306
     Extraordinary loss on early extinguishment of debt                           -                       1,682,880
     Deferred income taxes                                                    (842,000)                  (2,022,180)
   Change in assets and liabilities:
     Accounts receivable                                                    (1,040,404)                  (1,832,428)
     Inventory                                                                (413,878)                       -
     Prepaid expenses                                                          114,108                      130,773
     Deferred commission expense                                              (382,187)                     413,088
     Deferred debt issuance costs                                             (150,950)                       -
     Accounts payable                                                        1,366,579                    1,544,184
     Accrued expenses                                                         (430,427)                   4,373,251
     Equipment deposits                                                       (173,014)                     (21,993)
     Unearned revenue                                                          586,661                    3,345,131
                                                                         ------------------------------------------

   Net Cash Provided by Operating Activities                                24,440,872                   27,272,594

Cash Flows from Investing Activities
   Capital expenditures:
     Equipment used by subscribers                                          (6,702,121)                 (11,294,198)
     Equipment and leasehold improvements                                   (4,914,139)                  (4,308,509)
   Acquisitions                                                             (9,788,634)                 (10,237,488)
                                                                         ------------------------------------------

   Net Cash Used for Investing Activities                                  (21,404,894)                 (25,840,195)

Cash Flows from Financing Activities
   Proceeds:
     Revolving Credit Line                                                   6,500,000                    9,000,000
     Term Notes                                                                   -                      16,000,000
     Exercise of stock options                                               1,301,729                    1,802,516
   Payments:
     Term Notes                                                            (10,837,707)                 (12,947,085)
     Subordinated notes and prepayment costs                                      -                     (16,125,000)
                                                                         ------------------------------------------

   Net Cash Used for Financing Activities                                   (3,035,978)                  (2,269,569)
                                                                         ------------------------------------------

Net Decrease in Cash                                                              -                        (837,170)

Cash at Beginning of Period                                                       -                         837,170
                                                                         ------------------------------------------

Cash at End of Period                                                    $        -                  $        -

-------------------------------------------------------------------------------------------------------------------
See notes to interim consolidated financial statements.

               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS


1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         The information furnished herein relating to interim periods has not been audited by independent Certified Public Accountants. The interim financial information in this report reflects all adjustments which are, in the opinion of management, necessary for a fair statement of results for the interim periods presented in accordance with generally accepted accounting principles. All such adjustments are of a normal recurring nature. The accounting policies followed by the Company, and additional footnotes, are set forth in the audited financial statements included in the Company's 1998 Annual Report, this report was incorporated by reference in Form 10-K for the fiscal period ended December 31, 1998. The results of operations for the quarter and six months ended June 30, 1999 are not necessarily indicative of the results to be expected for the full year. All financial statements are prepared on a consolidated basis to include the Company's wholly owned subsidiaries of Kavouras Inc., National Datamax, Inc., DTN Market Communications Group, Inc., DTN Acquisition, Inc., Asset Growth Corporation, Paragon Software, Inc., and Weather Services Corporation.

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

SmartServ Online, Inc.
         In April of 1998, DTN signed an agreement to acquire exclusive rights to market the Internet based financial services information products of SmartServ Online, their internet information distribution technology, and their subscribers for $850,000 cash plus $1,055,000 for minimum payments for the first twelve months of the contract. These services include: SmartServ Pro, now DTN IQ, a real-time, tick-by-tick stock quote and news service, and TradeNet and BrokerNet, real-time trading and account information services for the brokerage industry. This agreement transferred the 850 subscribers using SmartServ Online to DTN. All new subscribers to these services will be DTN customers and DTN will pay SmartServ Online, Inc. an ongoing royalty based on revenues. The first year minimum payments in excess of the calculated payments have been capitalized as part of the purchase price.

         In January 1999, the Company and SmartServ Online, Inc., (SSOL) based in Stamford, CT, (OTC-BB:SSOL) signed a Letter of Intent whereby the Company would merge with SmartServ Online, Inc. Shareholders of SmartServ Online, Inc. would receive stock of the Company. The Letter of Intent had been signed by the holders of a majority of the stock of SSOL on a fully diluted basis.

         In May 1999, the Company and SSOL agreed to forgo the proposed merger and amend certain terms and provisions of the original License Agreement dated April 1998. Under the new terms, DTN agreed to pay additional consideration of $5,458,000 to SSOL in return for an exclusive, perpetual, worldwide license, to insure a long-term business alliance. In addition, the Company received warrants to purchase 300,000 shares

               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS


of the Common Stock of SmartServ at an exercise price of $8.60 per share. The Company capitalized the additional consideration as an intangible asset (goodwill) and is amortizing this amount, including the remaining unamortized amount of the original $1,905,000 or $1,524,000, using the straight-line method over ten years, dating back to the original agreement date of April 1, 1998.

National Datamax, Inc.
         In June of 1998, DTN signed an agreement to acquire 100% of the capital stock outstanding of National Datamax, a software development and information services firm specializing in integrated systems for the financial services industry. DTN has agreed to pay $3,000,000 cash, assume the assets and liabilities of National Datamax, Inc., plus pay an earn-out based upon revenue growth from quarter ending December 31, 1997, through quarter ending September 30, 1999. National Datamax is a wholly owned subsidiary of DTN and operates out of California. The Company has capitalized $3,419,000 as an intangible asset (primarily goodwill) and is amortizing this cost using the straight-line method over three to five years.

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

Weather Services Corporation
         In December of 1998, the Company acquired 100% of the capital stock outstanding in Weather Services Corporation (WSC). WSC provides meteorological consulting and worldwide commercial weather information to internet, newspaper, utilities, broadcasters, agribusinesses and municipalities. The Company agreed to pay $3,808,000 cash to acquire the stock and assume certain liabilities plus a warrant to purchase 20,000 shares of DTN's common stock at $34.00. The Company has capitalized $3,806,533 as an intangible asset (goodwill) and is amortizing this cost using the straight-line method over ten years. The fair value of the warrant is included in shareholder's equity.

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

Paragon Software, Inc.
         In March of 1999, the Company acquired Asset Growth Corporation (AGC) and the option to purchase Paragon Software, Inc. (PSI). AGC, a holding company, held an option to purchase PSI. In order to acquire PSI, DTN purchased both AGC and PSI. PSI is an Internet Company that supplies real-time streaming

               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS


(continuously updated) quotes to investors. PSI markets its product under the name InterQuote (www.interquote.com). The Company agreed to pay $9.5 million cash. Approximately $5.3 million was paid in October 1998 and the remainder was paid in March 1999. The Company has capitalized $9,909,000 as an intangible asset (goodwill) and is amortizing this cost using the straight-line method over five years.

Pro Forma Financial Information

         All of the acquisitions have been accounted for using the purchase method of accounting. With the exception of National Datamax, Kavouras, PSI and WSC, the acquisitions in 1998 and 1999 were primarily acquisitions of subscribers and not entire businesses. The following unaudited pro forma financial information reflects the consolidated results of operations of the Company for the six months ended June 30, 1998 as though the Kavouras, National Datamax, PSI and WSC acquisitions, had occurred at the beginning of the period presented. The remaining acquisitions were deemed not material in nature to the overall operating statements of the Company, thus are excluded from the pro forma information disclosure. This pro forma information has been prepared for comparative purpose only and does not necessarily represent actual operating results that may be achieved in the future or that would have occurred had the acquisition been consummated on January 1, 1998.



         ---------------------------------------- -----------------------------
         Pro Forma                                       June 30, 1998
         ---------------------------------------- -----------------------------
         Revenues                                    $   80,903,664
         Income (loss) before
              Extraordinary item                     $   (4,736,080)
         Income (loss) per share before
              Extraordinary item
              Basic                                  $        (0.42)
              Diluted                                $        (0.42)
         ---------------------------------------- -----------------------------

4.  INVENTORY
        Inventories are primarily related to the equipment sales as a result of the acquisition of Kavouras. The major classes of inventory are as follows:

                                   June 30, 1999              December 31, 1998
     Raw Materials                 $   2,711,219               $   2,684,857
     Work-in-Process                     806,856                     728,415
     Finished Goods                      471,383                     162,308
                                   -----------------------------------------
       Total                       $   3,989,458               $   3,575,580


5.   EQUIPMENT, BUILDING AND LEASEHOLD IMPROVEMENTS
        Equipment, building and leasehold improvements are stated at cost. The respective costs of the classes of assets are as follows:

                                   June 30, 1999              December 31, 1998
     Equipment                     $  37,987,708               $  33,198,540
     Building                          2,468,803                   2,460,486
     Land                                220,269                     220,269
     Leasehold Improvements            2,990,732                   2,909,196
                                   -----------------------------------------
       Total                       $  43,667,512               $  38,788,491


               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

6.   LONG-TERM DEBT AND LOAN AGREEMENTS

                                    June 31, 1999              December 31, 1998
     Revolving Credit Agreement
          Revolving Credit Line    $  62,000,000               $   55,500,000

          Term Notes                  27,625,000                   34,421,875

     Term Credit Agreement
          Term notes                  28,285,832                   32,326,665
                                   ------------------------------------------
     Total Loan Agreements           117,910,832                  122,248,540
     Less current portion             21,581,667                   21,628,542
                                   ------------------------------------------
     Total Long-Term Debt             96,329,165                  100,619,998



         The Company has a revolving credit agreement, as amended, with a group of banks (the "Revolving Credit Agreement"). The Revolving Credit Agreement, which expires June 30, 2001 unless extended, provides for a total commitment of up to $122,900,000 in new borrowings. As of June 30, 1999, $62,000,000 of the total commitment had been borrowed, with the remaining $60,900,000 available to the Company subject to certain restrictions as discussed below.

         Additional borrowings under the Revolving Credit Agreement are available to the Company, as long as at the time of the advance, no default exists with any of the Company loan agreements and the ratio of the Company's total borrowings to operating cash flow ("the Leverage Ratio") does not exceed thirty-six. As of June 30, 1999, based on current operating cash flow, the Company would be able to borrow the entire amount of the remaining $60,900,000 commitment available.

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


------------------------------------     -------------   ------------------------     ---------------------------
    Leverage Ratio                          Margin         Unused Commitment Fee           Fixed Note Margin
------------------------------------     -------------   ------------------------     ---------------------------
 greater than 42                             .250%                .375%                          2.25%
 greater than 36 and less than  = 42         .500%                .250%                          2.25%
 greater than 30 and less than  = 36         .750%                .250%                          2.00%
 greater than 24 and less than  = 30        1.000%                .250%                          2.00%
 greater than 18 and less than  = 24        1.250%                .125%                          1.75%
 less than                      = 18        1.375%                .125%                          1.75%
------------------------------------     -------------   ------------------------     ---------------------------


               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS


         The Revolving Credit Rate is the First National Bank of Omaha's "National Base Rate", minus the applicable Margin. The base rate is adjusted monthly, with the interest rate margin (as defined above) changed quarterly. As of June 30, 1999, the Revolving Credit Rate is 6.75%.

         The Company has the option to convert the outstanding revolving credit borrowings to term loans at any time, payable in forty-eight equal principal installments, plus interest. Interest on the converted term loans is at the Company's option, a variable interest rate of 1/4% over the Revolving Credit Rate or at a fixed rate of 3/8% over the Revolving Credit Rate in effect on the date of notice (as defined) or the applicable Fixed Note Margin (based on the "Leverage Ratio") over the average of the 3 and 5 year U. S. treasury securities, as quoted in the prior month "Federal Reserve Statistical Release", whichever is greater. Through a refinancing of Senior Subordinated Notes, as of March 17, 1998, the Company converted $16,000,000 of revolving credit to term notes accruing interest at the rate of 7.50% (see footnote 7). As of June 30, 1999, $62,000,000 of the total borrowings outstanding had not been converted to term loans. As of June 30, 1999, $27,625,000 of term loans was outstanding with monthly installments due up through 2002 having interest rates ranging from 7.50% to 7.865%.

         The Company pays a commitment fee of 1/8 - 3/8% on the unused portion of the total revolving credit commitment based on the "Leverage Ratio". As of June 30, 1999 the commitment fee was 1/4% on all unused revolving credit commitment. Effective July 1, 1999, the commitment fee will be 1/8%. In the event the "Leverage Ratio" exceeds 36, any term note accruing interest at less than 7.5% is included in a "Trigger Event". The Company is obligated to pay the holders of such term notes a fee of 0.375% of the outstanding balance of the notes upon the occurrence of the Trigger Event and like amounts on the six month anniversary and the twelve month anniversary of the Trigger Event.

         The Company has a Term Credit Agreement dated February 26, 1997 with a group of banks providing for an aggregate principal amount of $48,490,000 to be repaid in 72 equal principal installments which began January 31, 1997. As of June 30, 1999, the principal balance was $28,285,832 with $14,810,250 accruing at a variable interest rate of NY prime rate less one-half of one percent, or 7.25% and the remaining $13,475,582 accruing at fixed interest rates ranging from 8.25% to 8.36%. Effective July 1, 1999, the variable rate will be accruing at 7.50% and the fixed portion at 7.75%.

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

               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS


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

               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS


                                             Quarter Ended                            Six Months Ended
                                    June 30, 1999      June 30, 1998         June 30, 1999         June 30, 1998
----------------------------------------------------------------------------------------------------------------
External revenues
   DTN Ag Services                  $  21,249,780      $   22,419,045        $  42,936,092         $  45,288,102
   DTN Weather Services                 9,241,596           3,960,255           19,194,078             7,503,880
   DTN Financial Services               4,830,082           3,158,660            9,361,861             6,217,078
   DTN Energy Services                  4,678,842           4,018,740            9,003,218             7,882,298
   Other Services                       1,152,194           1,240,782            2,341,262             2,331,271
----------------------------------------------------------------------------------------------------------------
Total                               $  41,152,494      $   34,797,482        $  82,836,511         $  69,222,629
----------------------------------------------------------------------------------------------------------------

Inter-segment revenues
   DTN Ag Services                  $           -      $            -        $           -         $           -
   DTN Weather Services                   556,067                   -            1,097,337                     -
   DTN Financial Services                  10,858               5,623               23,725                 5,623
   DTN Energy Services                          -                   -                    -                     -
   Other Services                               -                   -                    -                     -
----------------------------------------------------------------------------------------------------------------
                                          566,925               5,623            1,121,062                 5,623
   Inter-segment elimination             (566,925)             (5,623)          (1,121,062)               (5,623)
-----------------------------------------------------------------------------------------------------------------
Total                               $           -      $            -        $           -         $           -
----------------------------------------------------------------------------------------------------------------

Operating Income
   DTN Ag Services                  $   3,514,567      $    4,703,342        $   7,225,353         $   9,742,010
   DTN Weather Services                (1,191,446)             11,975           (2,624,921)             (480,001)
   DTN Financial Services              (1,266,041)           (893,122)          (2,728,050)           (1,349,781)
   DTN Energy Services                  1,872,011           1,502,951            3,441,468             2,913,972
   Other Services (Note a)               (647,179)         (8,355,990)          (1,754,335)          (10,155,733)
-----------------------------------------------------------------------------------------------------------------
Total                               $   2,281,912      $   (3,030,844)       $   3,559,515         $     670,467
----------------------------------------------------------------------------------------------------------------

Depreciation and Amortization
   DTN Ag Services                  $   8,101,617      $    8,282,205        $  16,291,539         $  16,478,339
   DTN Weather Services                 2,561,961           1,202,466            5,085,398             2,274,538
   DTN Financial Services               1,688,723           1,005,272            3,188,066             1,865,178
   DTN Energy Services                    379,763             556,912              792,952             1,100,122
   Other Services                         708,236             565,327            1,382,098               977,421
----------------------------------------------------------------------------------------------------------------
Total                               $  13,440,300      $   11,612,182        $  26,740,053         $  22,695,598
----------------------------------------------------------------------------------------------------------------

Interest Expense
   DTN Ag Services                  $     898,335      $    1,445,780        $   1,987,037         $   3,075,353
   DTN Weather Services                   886,326             164,095            1,781,041               344,153
   DTN Financial Services                 325,652             102,775              526,071               221,372
   DTN Energy Services                     43,087              38,372               88,274                82,800
   Other Services                          99,781              54,340              162,585               108,396
----------------------------------------------------------------------------------------------------------------
Total                               $   2,253,181      $    1,805,362        $   4,545,008         $   3,832,074
----------------------------------------------------------------------------------------------------------------

Operating Cash Flow (EBITDA) (Note b)
   DTN Ag Services                  $  11,616,184      $   12,985,547        $  23,516,892         $  26,220,349
   DTN Weather Services                 1,370,515           1,214,441            2,460,477             1,794,537
   DTN Financial Services                 422,682             112,150              460,016               515,397
   DTN Energy Services                  2,251,774           2,059,863            4,234,420             4,014,094
   Other Services (Note a)                 61,057          (7,790,663)            (372,237)           (9,178,312)
-----------------------------------------------------------------------------------------------------------------
Total                               $  15,722,212      $    8,581,338        $  30,299,568         $  23,366,065
----------------------------------------------------------------------------------------------------------------

(a)   Operating income and operating cash flow includes  non-recurring  costs of
      $0.7  million for  severance  costs in the first  quarter of 1999 and $5.8 million  for  satellite  costs  related  to Galaxy IV outage in the second quarter of 1998
(b)   Operating   cash  flow  (EBITDA)   defined  as  operating   income  before
      depreciation and amortization expense.


                      MANAGEMENT'S DISCUSSION AND ANALYSIS

FINANCIAL CONDITION

GENERAL OVERVIEW

         The equipment used by subscribers is a large capital investment for the Company. The cost of subscriber equipment, net of depreciation, accounts for 42% of the Company's total assets at June 30, 1999 compared with 46% at December 31, 1998. The Company has also made significant investments during 1998 and the first six months of 1999 to acquire subscribers and businesses that fit the Company's business model. The net intangible assets (primarily goodwill) from acquisitions are 35% of the Company's total assets at June 30, 1999. The acquisitions of subscribers and businesses are expected to enhance the long-term operating performance and financial condition of the Company. The investment in acquisitions has required the Company to increase long-term debt. The Company's management plans to continually review this strategy to support the growth of the Company.

CASH FLOWS FROM OPERATING ACTIVITIES

         Net cash provided by operating activities was $24.4 million for the first six months of 1999 compared to $27.3 million for the same period in 1998. This decrease of $2.9 million was primarily the result of the $6.9 million increase in operating cash flow (EBITDA), defined as operating income before depreciation and amortization expense, offset by $8.5 million decrease from the change in assets and liabilities, $0.7 million increase in interest expense and an increase in cash taxes paid of $0.4 million.

CASH FLOWS FROM INVESTING ACTIVITIES

         Net cash used by investing activities was $21.4 million for the first six months of 1999 compared to $25.8 million for the same period in 1998. The decrease of $4.4 million was the result of the Company's reductions in capital expenditures, primarily $4.6 million of equipment used by subscribers. The Company is utilizing a prior year build-up of inventory to help offset the need for additional equipment purchases.

         The Company's growth strategy includes developing services for niche markets plus acquisitions that fit into their business model and/or competitive strategies. In May 1999, the Company completed an amendment to its existing license agreement with SmartServ Online (SSOL) and its services, primarily DTN IQ (www.dtniq.com), to create a long-term business relationship with SSOL including an exclusive, perpetual, worldwide license. In addition, the Company closed on two acquisitions during the first quarter of 1999. Among these acquisitions (which are discussed in more detail in footnote 3 of the notes to interim financial statements) was Paragon Software, Inc., an Internet company that supplies real-time streaming quotes under the product name InterQuote (www.interquote.com). The Company paid $9.8 million cash for these acquisitions and the license agreement compared to $10.2 million cash for acquisitions during the same period in 1998.

         The acquisitions in the first six months of 1999 were financed by utilizing the Company's revolving credit line, which provides for a total commitment of up to $122.9 million.

CASH FLOWS FROM FINANCING ACTIVITIES

         Net cash used for financing activities was $3.0 million for the first six months of 1999 compared to $2.3 million for the same period a year ago. The increase of $0.7 million in net cash used for financing activities is primarily attributed to the $0.5 million reduction in proceeds from the exercise of stock options.

         The Company reduced its total debt by $4.3 million during the first six months of 1999 compared with $2.6 million for the same period of 1998.

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

         Economic Conditions: Due to a large percentage of the Company's subscribers and revenues being related to agricultural industries, the general state of the agricultural economy may impact the Company's business operations and financial condition.

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

o Service delivery - The Company transmits information and communications services to subscribers via satellite, Internet, FM side band channels, VBI, leased landlines, DIRECTV, E-mail and Fax. The Company has been engaged in identifying, remediating and testing any system that could result in an interruption of the delivery of the Company's services to subscribers.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

o Customer Service - The Company provides customer service to subscribers using telephone systems, using administrative systems to ship equipment and/or modify the services that subscribers receive. The Company has been engaged in identifying, remediating and testing any system that could result in an interruption of customer service provided to subscribers.

o Cash flow - The Company maintains administrative systems that track services provided to subscribers, invoice subscribers and apply cash payments remitted for services received by subscribers. The Company has been engaged in identifying, remediating and testing any system that could result in an interruption of cash flow from subscribers.

o Physical environment - The Company maintains facilities for employees, operating computer data centers and distributing subscriber equipment. The Company has been engaged in identifying, remediating and testing the possibility of any environmental control, such as heating and cooling systems, inhibiting the use of the Company's facilities.

         The Company has made progress in its efforts to address the Year 2000 issue and ensure systems and data will be functional beyond 1999. The following phases, which to some extent are being conducted concurrently, are on schedule to be completed by the listed completion dates.

o Inventory - The Company has conducted an inventory of all custom developed software and third party vendor supplied software used internally by the Company. The Company has also conducted an inventory of all third party data feeds that are transmitted to the Company for rebroadcast. The Company has also conducted an inventory of all hardware related to the transmission of data and internal administrative operations. The Company had completed this phase as of December 31, 1998.

o Assess Business Impact - The Company has reviewed the business impact of specific systems if they were to fail due to incorrect date processing past 2000. The Company has identified these systems related to internal administrative systems, third party data feeds and hardware as critical or non-critical to normal business operations. The Company had completed this phase as of December 31, 1998.

o Remediation and Testing - The Company is remediating software and hardware systems and conducting detailed Y2K testing to produce standardized `evidence' of Y2K compliance. The Company's estimated completion date is September 30, 1999.

o Manage Subsequent Changes - All system modifications made subsequent to Y2K testing that are date related will be regression tested and documented. The Company's estimated completion date is December 31, 1999.

         Cost of Addressing Year 2000 Issues - The Company has used existing internal resources to perform all work on the phases discussed above through June 30, 1999. The estimated cost of using internal resources through June 30, 1999 was $.9 million. The Company plans to complete all system modifications and testing required to resolve Y2K issues using existing internal resources and does not expect the cost of making the necessary changes to be significant. Approximately $.2 million was spent during the second quarter of 1999, while the remaining estimated costs of using internal resources to effect Y2K compliance is less than $.1 million.

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

         Forward Looking Statements: From time to time, information provided by the Company, statements made by its employees or information included in its filings with the Securities and Exchange Commission (including this Form 10-Q and documents incorporated by reference) may contain statements which are not historical facts, so-called "forward-looking statements". These forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The Company's actual future results may differ significantly from those stated in any forward -looking statements. Forward-looking statements involve a number of risk and uncertainties, including, but not limited to, product demand, pricing, market acceptance, inflation, risks in product and technology development, product competition, acquisitions, key personnel, and other risk factors detailed in this Quarterly Report on Form 10-Q and in the Company's other Securities and Exchange Commission filings.


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

Subscribers:

         The Company's subscriber count and subscriber retention rates are measurements used by management to help forecast where revenues will be in the future. Total subscribers at June 30, 1999 increased to 165,100 compared to 160,100 for the same period in 1998 and 159,300 at December 31, 1998. During the first quarter of 1999, 4,200 subscribers were added primarily through the acquisition of Paragon Software, Inc. The annualized subscriber retention rate was 81.4% for the first six months of 1999 compared to 84.7% at June 30, 1998 and 80.6% for the year ended December 31, 1998.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

         In addition, Internet subscribers continued to grow and at June 30, 1999 totaled 12,700 as compared to 2,100 at June 30, 1998 and 4,700 at December 31, 1998. These Internet subscribers are primarily in the Agriculture and Financial Divisions.

Operating Cash Flow:

         The Company's operating cash flow (EBITDA), defined as operating income before depreciation and amortization expense, is a key indicator monitored by DTN management. Growth in operating cash flow results from a growing base of subscribers, as well as, increased revenues on per subscriber basis covering the Company's fixed expenses.

         Operating cash flow (EBITDA) for the second quarter of 1999 increased 83% to $15.7 million compared to $8.6 million for 1998. Excluding the non-recurring satellite costs of $5.8 million (as discussed on page 17), operating cash flow would have been $14.4 million for the second quarter of 1998.

         Operating cash flow (EBITDA) for the six months ended June 30, 1999 increased 30% to $30.3 million compared to $23.4 million for the same period of 1998. Excluding the non-recurring severance costs (as discussed on page 17) of $0.7 million in the first quarter of 1999 and non-recurring satellite costs of $5.8 million in the second quarter of 1998, operating cash flow for the first six months of 1999 would have been $31.0 million compared to $29.2 million for the same period of 1998.

         Operating cash flow margin (EBITDA margin), excluding non-recurring costs, for the second quarter and first six months of 1999 were 38% and 37% compared to 41% and 42% for the same periods of 1998. These decreases in EBITDA margins, excluding non-recurring costs, are primarily a result of the Kavouras acquisition operating results. Excluding non-recurring costs and the Kavouras operating results, operating cash flow margins for the second quarter and first six months of 1999 would have been 43%. Kavouras equipment sales have lower EBITDA margins than subscription sales, and will tend to lower the Company's total operating cash flow margin.

Net Development Costs:

         Operating cash flow is also affected by the Company's research and development activities. DTN accumulates research and development activities as "Net Development Costs". The Company defines these costs as 1) market research activities, 2) the expenses of hardware and software engineering, research and development, and 3) the negative operating cash flow (prior to corporate allocations plus interest) of the development of new services. Net Development Costs for the second quarter and first six months of 1999 increased to $1.9 million and $3.6 million compared to $1.3 million and $2.3 million for the same periods of 1998, respectively.

Free Cash Flow:

         Free cash flow (defined as operating cash flow less equipment capital expenditures and interest) is a measurement used by DTN's management team to monitor the Company's source of funds available to grow the business. Free cash flow was a positive $8.0 million for the second quarter of 1999 compared to a negative $2.8 million for the same period of 1998. Excluding the non-recurring satellite costs, free cash flow would have been $3.0 million for the second quarter of 1998.

         Equipment capital expenditures were down 42% to $5.5 million for the second quarter of 1999 compared to $9.5 million for the same period of 1998. Included in the second quarter of 1999 were $2.2 million of non-recurring expenditures primarily for satellite equipment and the DIRECTV and WX.COM projects. Excluding these costs, free cash flow would have been $10.2 million for the second quarter of 1999.

         Free cash flow for the first six months ended June 30, 1999 increased to $14.1 million up from $3.9 million for the same period in 1998. Excluding the non-recurring severance costs and the non-recurring satellite costs, free cash flow for the first six months of 1999 would have been $14.9 million compared to

                      MANAGEMENT'S DISCUSSION AND ANALYSIS


$9.7 million for the same period in 1998. Excluding the non-recurring severance costs and the $4.2 million non-recurring equipment capital expenditures, free cash flow would have been $19.1 for the first six months of 1999.

Debt Leverage Ratio:

         The Company's debt leverage ratio is defined as total long-term debt (including current portion) divided by last twelve months operating cash flow
(EBITDA). The debt leverage ratio was 2.0 for the period ended June 30, 1999 compared to 1.8 for the period ended June 30, 1998. The debt leverage ratio is $117.9 million of total long-term debt (including current portion) divided by $59.9 million of last twelve months operating cash flow (EBITDA) for the twelve month period ending June 30, 1999. Excluding $0.7 million non-recurring severance costs for the quarter ended March 31, 1999, the debt leverage ratio would have been 1.9 for the period ended June 30, 1999. This ratio demonstrates the Company's ability to pay off total long-term debt in 1.9 years.

Non-recurring Costs:

         During the first quarter of 1999, the Company took a non-recurring charge of $0.7 million for severance payments, primarily related to the resignation of the Company's Chairman and CEO. During the second quarter of 1998, the Company took a non-recurring charge of $5.8 million related to the satellite outage of Galaxy IV.

REVENUES

         Total revenues for the second quarter of 1999 increased 18% to $41.2 million compared to $34.8 million for the second quarter of 1998. Total revenues for the six months ended June 30, 1999 increased 20% to $82.8 million compared to $69.2 million for the same period of 1998.

         The Company attributed the revenue increases for the second quarter and first six months of 1999 compared to the same periods of 1998 primarily to revenue generated by acquisitions. At a segment level, excluding acquisitions, three out of four of the Company's main segments (Weather Services, Financial Services and Energy Services) showed solid revenue growth for the quarter and six months ended June 30, 1999 compared with the prior year. This growth was primarily driven by an increasing subscriber base, as well as, upgrading the existing customers to more sophisticated and higher priced services. The Ag Services segment showed a decrease in revenue for the quarter and six months ended June 30, 1999 compared with the prior year, due in part to the continued weakness in agricultural economy. The increase in revenues resulted in total revenues on a per subscriber per month basis increasing to $83 and $85 for the second quarter and first six months of 1999 compared to $72 for the same periods of 1998.

Subscriptions:

         Subscription revenue for the second quarter and first six months of 1999 grew 17% and 18% to $33.4 million and $66.6 million compared to $28.7 million and $56.4 million for the same periods of 1998. The increase was primarily due to increases in total subscribers, the ability to move subscribers to higher priced services and acquisitions completed in the past 12 months. The Company continues to add new subscribers at higher subscription rates than the average of all subscriptions on a per subscriber per month basis. Subscription revenue per subscriber, per month for all new subscription sales for the second quarter of 1999 was $75 compared to $68 for total subscription revenue per subscriber, per month for the Company. The increase in subscribers from new subscription sales and acquisitions resulted in total subscription revenues on a per subscriber per month basis for the second quarter and first six months of 1999, growing to $68 compared to $60 and $59 for the same periods in 1998.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

Equipment Sales:

         The Company's July 1, 1998 acquisition of Kavouras, Inc., in Minneapolis, added a new market niche for the Company, the manufacture and sale of various meteorological equipment and radar systems. The Kavouras acquisition added $1.2 million and $3.1 million of meteorological equipment and radar sales for the second quarter and first six months of 1999.

Additional Services:

         Additional service revenue for the second quarter and first six months of 1999 grew 10% and 6% to $2.0 million and $3.8 million compared to $1.8 million and $3.6 million for the same periods in 1998. This growth is very positive when considering the on-going weak agriculture markets. The Company has added some higher priced add-on services in the financial services area which is adding to the overall growth.

Communication Services:

         Communications services revenue increased 12% and 9% to $3.0 million and $5.9 million for the second quarter and first six months of 1999 compared to $2.7 million and $5.4 million for the same period of 1998. This increase is primarily due to refiners increasing message volume and other communications to wholesalers via DTNergy Services. Communication services revenue on a per subscriber per month basis for the second quarter of 1999 was $6.03 compared to $5.55 for the second quarter of 1998.


Advertising:

         Advertising revenue remained flat at $0.8 million and $1.9 million for the second quarter and first six months of 1999 and 1998. The continued weakness in the agriculture economy has negatively impacted the advertising revenues of the Company, but has remained level compared to 1998. Advertising revenue on a per subscriber per month basis for the second quarter of 1999 was $1.59 compared to $1.62 for the second quarter of 1998.

Service Initiation Fees:

         Service initiation fees revenue decreased 17% and 27% to $0.7 million and $1.4 million for the second quarter and first six months of 1999 compared to $0.9 million and $2.0 million for the same periods of 1998. This decline is primarily due to a change in the mix of the make-up of the Company's sales, from the traditional satellite sales to more internet sales, where a lower upfront initiation fee is charged. Service initiation fees revenue on a per subscriber per month basis for the second quarter of 1999 was $1.44 compared to $1.77 for the second quarter of 1998.

EXPENSES

         Total expenses increased 3% and 16% to $38.9 million and $79.3 million for the second quarter and first six months of 1999 compared to $37.8 million and $68.6 million for the same periods of 1998. The increase in expenses were primarily related to expenses from acquisitions (including the $0.9 million and $2.5 million of costs of equipment sales for the second quarter and first six months of 1999), the Company's growth in subscribers and the increase in amortization expense from these acquisitions.

Selling General & Administrative:

         Selling, general and administrative expenses for the second quarter and first six months of 1999 grew 21% and 25% to $21.5 million and $43.2 million compared to $17.7 million and $34.6 million for the same periods of 1998. These expenses as a percentage of total revenues were 52% for the second quarter and first six months of 1999 compared to 51% and 50% for the same periods of 1998 and 52% for the first quarter of 1999.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

Cost of Equipment Sales:

         Cost of equipment sales for the second quarter and first six months of 1999 were $0.9 million and $2.7 million. These expenses are primarily the result of the Kavouras acquisition which brought a new market niche for the Company, the manufacture and sale of various meteorological equipment and radar systems.

Sales Commissions:

         Sales commissions for the second quarter and first six months of 1999 increased 11% and 9% to $3.0 million and $6.0 million compared to $2.7 million and $5.5 million for the same periods of 1998. This increase is primarily the result of new incentive programs within the four divisional sales forces resulting in an increase in gross sales as well as an increase in DTNergy cash flows from which commissions are based. These expenses as a percentage of total revenues decreased to 7% for the second quarter and first six months of 1999 compared to 8% for the same periods of 1998.

Depreciation and Amortization:

         Depreciation and amortization expense for the second quarter and first six months of 1999 increased 16% and 18% to $13.4 million and $26.7 million compared to $11.6 million and $22.7 million for the same periods of 1998. These increases are primarily due to the increase in the amortization related to intangible assets (primarily goodwill) associated with acquisitions. Amortization expense related to acquisitions for the second quarter and first six months of 1999 increased $1.6 million and $3.1 million over the same periods of 1998. Offsetting these increases was a continued decrease in depreciation expense to $10.2 million for the second quarter of 1999 compared to $10.3 million and $10.4 million for the first quarter of 1999 and fourth quarter of 1998, respectively. As a percentage of total revenues, depreciation and amortization expense for the second quarter and first six months of 1999 were 33% and 32% compared to 33% for the same periods of 1998.

OPERATING INCOME

         Operating income (EBIT) for the second quarter of 1999 increased to $2.3 million compared to an operating loss of $3.0 million for the second quarter of 1998. Excluding the non-recurring satellite costs of $5.8 million, operating income would have been $2.8 million for the second quarter of 1998.

         Operating income (EBIT) for the six months ended June 30, 1999 increased 431% to $3.6 million compared to $0.7 million for the same period of 1998. Excluding the non-recurring severance costs of $0.7 million in the first quarter of 1999 and the non-recurring satellite costs of $5.8 million in the second quarter of 1998, operating income for the first six months of 1999 would have been $4.3 million compared to $6.5 million for the same period of 1998.

         These decreases in operating income, when excluding non-recurring costs, are primarily related to the increase in amortization expense related to the intangible assets (primarily goodwill) from acquisitions. Amortization expense related to acquisitions for the second quarter and first six months of 1999 increased to $3.2 million and $6.2 million compared to $1.6 million and $3.1 million for the same periods of 1998.

INTEREST EXPENSE

         Interest expense for the second quarter and first six months of 1999 increased 25% and 19% to $2.3 million and $4.5 million compared to $1.8 million and $3.8 million for the same periods of 1998. In the first quarter of 1998 the Company refinanced its 11.25% Senior Subordinated Notes down to 7.5% Senior converted notes. The increase in interest expense is a direct result of an increase in debt, due to the financing of acquisitions with debt versus equity. As a percentage of total revenue, interest expense has remained steady at 5% for all periods presented.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

INCOME TAX PROVISION (BENEFIT)

         The Company's effective income tax rate for the second quarter and first six months of 1999 varies considerably from the statutory rate primarily due to non-deductible goodwill from the Company's acquisitions. The effective tax rate for the second quarter and first six months of 1998 was 36%.

LOSS BEFORE EXTRAORDINARY ITEM

         Loss before extraordinary item for second quarter of 1999 was $0.2 million or $.02 per share on a diluted basis, compared to a loss of $3.1 million or $.27 per share on a diluted basis for the first quarter of 1998. Excluding the non-recurring satellite costs of $5.8 million, the income before extraordinary item for the second quarter of 1998 would have been $0.6 million or $.06 per share on a diluted basis.

         Loss before extraordinary item for the first six months of 1999 was $1.0 million or $.08 per share on a diluted basis, compared to a loss of $2.0 million or $.18 per share on a diluted basis. Excluding the non-recurring severance and non-recurring satellite costs, the loss before extraordinary item for the first six months of 1999 would have been $0.5 million or $.04 per share on a diluted basis compared to income of $1.7 million or $.14 per share on a diluted basis for the same period of 1998.

EXTRAORDINARY ITEM, NET OF TAX

         During the first quarter of 1998, the Company refinanced its 11.25% Senior Subordinated Notes with 7.5% Senior Notes. With this refinancing, the Company took a one-time charge of $1.1 million or ($.09) per share on a diluted basis, net of tax, for pre-payment penalties and write-offs of unamortized debt issuance and discount costs.

NET LOSS

         The net loss for the second quarter of 1999 was $0.2 million or $.02 per share on a diluted basis, compared to a net loss of $3.1 million or $.27 per share on a diluted basis for the second quarter of 1998. Excluding the non-recurring satellite costs, the net income for the second quarter of 1998 would have been $0.6 million or $.06 per share on a diluted basis.

         The net loss for the first six months of 1999 was $1.0 million or $.08 per share on a diluted basis, compared to a net loss of $3.1 million or $.27 per share on a diluted basis for the same period of 1998. Excluding the non-recurring costs related to severance and satellite outage and the one-time debt extinguishment charges, the net loss for the first six months of 1999 would have been $0.5 million or $.04 per share on a diluted basis compared to net income of $1.7 million or $.14 per share on a diluted basis for the same period of 1998.

            QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

MARKET RISK SENSITIVE INSTRUMENTS AND POSITIONS

         The risk inherent in the Company's market risk sensitive instruments and positions is the potential loss arising from adverse changes in interest rates as discussed below.

Interest Rates:
         The Company's earnings are affected by changes in interest rates due to the impact those changes have on its variable-rate debt instruments. The Company has three components that make up its total bank loan debt: 1) Fixed Term Notes of $41,100,582 or 35% of the total, 2) Variable Term Notes of $14,810,250 or 12% of the total and 3) Revolving Credit Line of $62,000,000 or 53% of the total. Assuming a hypothetical 10% change in 1999 interest rates, below is an analysis of what the impact would have been on the second quarter and first six months of 1999 interest expense:


  --------------------------   ----------------------    -----------------------
            1999                  Quarter Ended             Six Months Ended
  --------------------------   ----------------------    -----------------------
   Fixed Term Notes              $     -                   $    -
   Variable Term Notes               28,400                   58,500
   Revolving Credit Line (a)        101,700                  196,500
  --------------------------   ----------------------    -----------------------
   Total                         $  130,100                $ 255,000
  --------------------------   ----------------------    -----------------------


(a) The Company's Revolving Credit Agreement includes the ability to fix the revolving credit line based on the Revolving Credit Rate in effect at the beginning of the month (see Note 6). The ability to look back to the interest rates at the beginning of the month, reduces the market risk of an increase in First National Bank of Omaha's "National Base Rate".

         Market risk for fixed-rate term debt is estimated as the potential change in fair value from a hypothetical change in interest rates. The Company has $41,100,582 of fixed term debt as of June 30, 1999 with an estimated fair value of $41,514,498 or an increase $413,916. The fair value was calculated using existing terms of the debt and interest rates present valued at the Company's current available term debt rate (see Note 6).

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

                                    DATA TRANSMISSION NETWORK CORPORATION

                           By       /s/ Greg T. Sloma
                                    -------------------------------------
                                    Greg T. Sloma
                                    President and Chief Operating Officer

                           By       /s/ Brian L. Larson
                                    -------------------------------------
                                    Brian L. Larson
                                    Sr. VP, CFO and Secretary

                           By       /s/ Dan A. Petersen
                                    -------------------------------------
                                    Dan A. Petersen
                                    Corporate Controller and Treasurer

Dated this 13th day of August, 1999.

                                                                      EXHIBIT 11

                         COMPUTATION OF INCOME PER SHARE

                      Data Transmission Network Corporation

               Quarter and Six Months Ended June 30, 1999 and 1998


                                                       Quarter Ended                       Six Months Ended
Unaudited                                         1999               1998               1999              1998
-------------------------------------------------------------------------------------------------------------------

Loss Before Extraordinary Item                 $    (202,532)   $  (3,076,542)      $    (971,990)   $   (1,989,136)

Extraordinary Item, net of tax                        --                --                  --            1,076,880
                                               --------------------------------------------------------------------

Net Loss                                       $    (202,532)   $  (3,076,542)      $    (971,990)   $   (3,066,016)
--------------------------------------------------------------------------------------------------------------------

Average shares outstanding (1)                    11,676,065       11,322,939          11,627,404        11,259,969

Add shares applicable to stock options
    and warrants (2)                                  --                --                     --                --
                                               --------------------------------------------------------------------

Total Shares (3)                                  11,676,065       11,322,939          11,627,404        11,259,969
-------------------------------------------------------------------------------------------------------------------

Basic Loss Per Share
     Loss before extraordinary Item            $      (0.02)    $       (0.27)      $       (0.08)   $       (0.18)
     Extraordinary item, net of tax                   --                --                   -               (0.09)
-------------------------------------------------------------------------------------------------------------------
     Net Loss                                  $      (0.02)    $       (0.27)      $       (0.08)   $       (0.27)
-------------------------------------------------------------------------------------------------------------------

Diluted Loss Per Share
     Loss before extraordinary Item            $      (0.02)    $       (0.27)      $       (0.08)   $        0.18)
     Extraordinary item, net of tax                   --                --                   -               (0.09)
-------------------------------------------------------------------------------------------------------------------
     Net Loss                                  $      (0.02)    $       (0.27)      $       (0.08)   $       (0.27)
-------------------------------------------------------------------------------------------------------------------


(1)  Shares used in the Basic Earnings Per Share.
(2)  The dilutive potential common shares outstanding for the second quarter and first six months of 1999 were 578,399 and 586,989 compared to 1,030,886 and
     982,428 for the same  periods of 1998.  These  shares were not  included in
     computing   diluted   earnings  per  share   because   their  effects  were
     anti-dilutive.
(3)  Shares used in the Diluted Earnings Per Share.

