Form 10-Q
period 1999-09-30
DATA TRANSMISSION NETWORK CORP
filed 1999-11-15
CIK 790498

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


                   Quarterly Report under Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934


For Quarter Ended                    September 30, 1999
                    ----------------------------------------------------------
Commission File Number                    0-15405
                         -----------------------------------------------------



                      DATA TRANSMISSION NETWORK CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


        Delaware                                      47-0669375
-------------------------                       ---------------------------
 (State of Incorporation)                       (I.R.S. Employer ID Number)


9110 West Dodge Road, Suite 200, Omaha, Nebraska                      68114
-------------------------------------------------                   ----------
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


                 Yes   X                               No
                    -------                                 ----------

Number  of   shares   of  common   stock   outstanding   as  of   November   15,
1999...11,961,454.

                           CONSOLIDATED BALANCE SHEETS

                      Data Transmission Network Corporation

                 As of September 30, 1999 and December 31, 1998

Unaudited                                                                     1999                         1998
-------------------------------------------------------------------------------------------------------------------
ASSETS

Current Assets
   Cash                                                               $        361,127                $          --
   Accounts receivable, net of allowance for
     doubtful accounts of $1,500,000 and $1,300,000                         10,736,930                   10,475,426
   Inventory (note 4)                                                        4,138,808                    3,575,580
   Prepaid expenses                                                          1,888,001                    2,219,778
   Deferred commission expense                                               3,004,464                    2,695,475
                                                                     ----------------------------------------------
       Total Current Assets                                                 20,129,330                   18,966,259

Property and Equipment (note 5)
   Equipment Used By Subscribers                                           256,657,830                  244,613,085
   Equipment and Leasehold Improvements                                     45,825,281                   38,788,491
                                                                     ----------------------------------------------
       Total Property and Equipment                                        302,483,111                  283,401,576
   Less: Accumulated Depreciation                                          204,779,298                  174,164,486
                                                                     ----------------------------------------------
     Net Property and Equipment                                             97,703,813                  109,237,090

Intangible Assets from Acquisitions (note 3)                                92,598,746                   82,266,913
   Less:  Accumulated Amortization                                          27,554,384                   18,121,533
                                                                     ----------------------------------------------
     Net Intangible Assets                                                  65,044,362                   64,145,380

Other Assets                                                                 5,852,322                    4,836,353
                                                                     ----------------------------------------------

                                                                      $    188,729,827                $ 197,185,082
-------------------------------------------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
   Accounts payable                                                   $      6,156,670                $   5,820,579
   Accrued expenses                                                          8,049,660                    8,963,856
   Current portion of long-term debt (note 6)                               21,581,667                   21,628,542
                                                                     ----------------------------------------------
       Total Current Liabilities                                            35,787,997                   36,412,977

Revolving Debt (note 6)                                                     60,500,000                   55,500,000
Long-Term Debt (note 6)                                                     28,933,748                   45,119,998
Equipment Deposits                                                             505,258                      653,753
Unearned Revenue                                                            26,701,058                   27,348,468

Shareholders' Equity
   Common stock, par value $.001, authorized
     20,000,000 shares, issued 11,947,826 and 11,516,392                        11,948                       11,516
   Paid-in capital                                                          40,339,364                   35,022,787
   Accumulated deficit                                                      (4,049,546)                  (2,884,417)
                                                                     -----------------------------------------------

     Total Shareholders' Equity                                             36,301,766                   32,149,886
                                                                     ----------------------------------------------

                                                                      $    188,729,827                $ 197,185,082
-------------------------------------------------------------------------------------------------------------------
See notes to interim consolidated financial statements.

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                      Data Transmission Network Corporation

            Quarter and nine months ended September 30, 1999 and 1998


                                                  Quarter Ended                          Nine Months Ended
                                           ------------------------------------------------------------------------
Unaudited                                  1999                  1998                 1999                 1998
-------------------------------------------------------------------------------------------------------------------

Revenues
   Subscriptions                       $ 33,761,580         $ 30,915,513         $ 100,316,857       $   87,352,087
   Equipment sales                        1,545,548            3,182,376             4,803,059            3,182,376
   Additional services                    2,094,320            1,758,971             5,886,205            5,340,487
   Communication services                 3,118,741            2,577,992             8,986,120            7,948,806
   Advertising                              553,970              603,771             2,486,359            2,475,331
   Service initiation fees                  434,919              694,917             1,866,989            2,657,082
                                       ----------------------------------------------------------------------------
                                         41,509,078           39,733,540           124,345,589          108,956,169
                                       ----------------------------------------------------------------------------
Expenses
   Selling, general and administrative   21,486,556           19,400,145            64,682,465           53,983,355
   Cost of equipment sales                1,112,105            2,477,646             3,766,392            2,477,646
   Sales commissions                      3,237,931            2,827,486             9,188,850            8,300,840
   Depreciation and amortization         13,460,352           12,904,025            40,200,405           35,599,623
   Non-recurring costs                        --                   --                  735,828            5,800,000
                                       ----------------------------------------------------------------------------
                                         39,296,944           37,609,302           118,573,940          106,161,464
                                       ----------------------------------------------------------------------------

Operating Income                          2,212,134            2,124,238             5,771,649            2,794,705

   Interest expense                       2,211,702            2,297,570             6,756,710            6,129,644
   Other income, net                         12,929              189,203                42,432              247,412
                                       ----------------------------------------------------------------------------

Income (Loss) Before Income Taxes
  and Extraordinary Item                     13,361               15,871              (942,629)          (3,087,527)
   Income tax provision (benefit)           206,500                5,884               222,500           (1,108,378)
                                       -----------------------------------------------------------------------------

Income (Loss) Before Extraordinary
 Item                                      (193,139)               9,987            (1,165,129)          (1,979,149)

Extraordinary Item, net of tax                --                   --                    --               1,076,880
                                       ----------------------------------------------------------------------------

Net Income (Loss)                      $   (193,139)        $      9,987          $ (1,165,129)      $   (3,056,029)
--------------------------------------------------------------------------------------------------------------------

Basic Loss Per Share
   Loss before Extraordinary Item      $      (0.02)        $      --             $     (0.10)       $       (0.18)
   Extraordinary Item, net of tax             --                   --                   --                   (0.09)
-------------------------------------------------------------------------------------------------------------------
   Net Loss                            $      (0.02)        $      --             $     (0.10)       $       (0.27)
-------------------------------------------------------------------------------------------------------------------

Diluted Loss Per Share
   Loss before Extraordinary Item     $       (0.02)        $      --             $     (0.10)       $       (0.18)
   Extraordinary Item, net of tax             --                   --                   --                   (0.09)
-------------------------------------------------------------------------------------------------------------------
   Net Loss                            $      (0.02)        $      --             $     (0.10)       $       (0.27)
-------------------------------------------------------------------------------------------------------------------
Basic Shares Outstanding                 11,722,374           11,406,837            11,659,060           11,308,925
-------------------------------------------------------------------------------------------------------------------

Diluted Shares Outstanding               11,722,374           12,265,219            11,659,060           11,308,925
-------------------------------------------------------------------------------------------------------------------
See notes to interim consolidated financial statements.


                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                      Data Transmission Network Corporation

                  Nine months ended September 30, 1999 and 1998

Unaudited                                                                     1999                         1998
-------------------------------------------------------------------------------------------------------------------
Cash Flows from Operating Activities
   Net loss                                                              $  (1,165,129)              $   (3,056,029)
   Adjustments to reconcile net loss
     to net cash provided by operating activities:
     Depreciation and amortization                                          40,200,405                   35,599,623
     Amortization of debt issue costs and discount                              57,481                       34,371
     Extraordinary loss on early extinguishment of debt                          --                       1,682,880
     Deferred income taxes                                                    (922,500)                  (1,164,049)
   Change in assets and liabilities:
     Accounts receivable                                                      (261,503)                  (1,271,026)
     Inventory                                                                (563,228)                     702,618
     Prepaid expenses                                                          331,777                     (448,538)
     Deferred commission expense                                              (308,989)                     724,429
     Deferred debt issuance costs                                             (150,950)                       --
     Accounts payable                                                          386,090                     (932,060)
     Accrued expenses                                                       (1,317,420)                   1,203,727
     Equipment deposits                                                       (148,495)                    (648,281)
     Unearned revenue                                                         (692,410)                   2,462,720
                                                                         ------------------------------------------
   Net Cash Provided by Operating Activities                                35,445,129                   34,890,385

Cash Flows from Investing Activities
   Capital expenditures:
     Equipment used by subscribers                                         (12,044,745)                 (17,028,323)
     Equipment and leasehold improvements                                   (7,071,908)                  (6,573,292)
   Acquisitions                                                            (10,051,233)                 (28,170,659)
                                                                         ------------------------------------------

   Net Cash Used for Investing Activities                                  (29,167,886)                 (51,772,274)

Cash Flows from Financing Activities
   Proceeds:
     Revolving credit line                                                   5,000,000                   38,000,000
     Term notes                                                                  --                      16,000,000
     Exercise of stock options                                               5,317,009                    2,568,645
   Payments:
     Term notes                                                            (16,233,125)                 (24,398,926)
     Subordinated notes and prepayment costs                                     --                     (16,125,000)
                                                                         ------------------------------------------
   Net Cash Provided (Used) by Financing Activities                         (5,916,116)                  16,044,719
                                                                         ------------------------------------------
Net Increase (Decrease) in Cash                                                361,127                     (837,170)

Cash at Beginning of Period                                                      --                         837,170
                                                                         ------------------------------------------

Cash at End of Period                                                    $     361,127               $        --

-------------------------------------------------------------------------------------------------------------------
See notes to interim consolidated financial statements.

               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     The information furnished herein relating to interim periods has not been audited by independent Certified Public Accountants. The interim financial information in this report reflects all adjustments which are, in the opinion of management, necessary for a fair statement of results for the interim periods presented in accordance with generally accepted accounting principles. All such adjustments are of a normal recurring nature. The accounting policies followed by Data Transmission Network Corporation (the Company or DTN), and additional footnotes, are set forth in the audited financial statements included in the Company's 1998 Annual Report, this report was incorporated by reference in Form 10-K for the fiscal period ended December 31, 1998. The results of operations for the quarter and nine months ended September 30, 1999 are not necessarily indicative of the results to be expected for the full year. All financial statements are prepared on a consolidated basis to include the Company's wholly owned subsidiaries of Kavouras Inc., National Datamax, Inc., DTN Market Communications Group, Inc., DTN Acquisition, Inc., Asset Growth Corporation, Paragon Software, Inc., and Weather Services Corporation.

2.   EARNINGS (LOSS) PER SHARE

     Basic earnings per share data are based on the weighted average outstanding common shares during the period. Diluted earnings per share data are based on the weighted average outstanding common shares and the effect of all dilutive potential common shares, including stock options and warrants.

3.   ACQUISITIONS

Market Information of Colorado, Inc.
     In February of 1998, DTN acquired 100 subscribers receiving real-time commodities and futures information from Market Information of Colorado, Inc.
(MIC) for $135,000 cash. The Company capitalized $133,205 as an intangible asset (goodwill) and is amortizing this cost using the straight-line method over eight years.

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

SmartServ Online, Inc.
     In April of 1998, DTN signed an agreement to acquire exclusive rights to market the Internet based financial services information products of SmartServ Online, Inc. (SSOL) based in Stamford, CT (OTC-BB:SSOL), their internet information distribution technology, and their subscribers for $850,000 cash plus $1,055,000 for minimum payments for the first twelve months of the contract. These services include: SmartServ Pro, now DTN IQ, a real-time, tick-by-tick stock quote and news service, and TradeNet and BrokerNet, real-time trading and account information services for the brokerage industry. This agreement transferred the 850 subscribers using SmartServ Online to DTN. All new subscribers to these services will be DTN customers and DTN will pay SmartServ Online, Inc. an ongoing royalty based on revenues. The first year minimum payments in excess of the calculated payments have been capitalized as part of the purchase price.

     In January of 1999, the Company and SSOL signed a Letter of Intent whereby the Company would merge with SmartServ Online, Inc. and shareholders of SmartServ Online, Inc. would receive stock of the Company. The Letter of Intent had been signed by the holders of a majority of the stock of SSOL on a fully diluted basis.

     In May of 1999, the Company and SSOL agreed to forgo the proposed merger and amend certain terms and provisions of the original License Agreement dated April 1998. Under the new terms, DTN agreed to pay additional consideration of $5,458,000 to SSOL in return for an exclusive, perpetual, worldwide license,

               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS


to insure a long-term business alliance. In addition, the Company received warrants to purchase 300,000 shares of the Common Stock of SmartServ at an exercise price of $8.60 per share. The Company capitalized the additional consideration as an intangible asset (goodwill) and is amortizing this amount, including the remaining unamortized amount of the original $1,905,000 or $1,524,000, using the straight-line method over ten years, dating back to the original agreement date of April 1, 1998.

National Datamax, Inc.
     In June of 1998, DTN signed an agreement to acquire 100% of the capital stock outstanding of National Datamax, a software development and information services firm specializing in integrated systems for the financial services industry. DTN has agreed to pay $3,000,000 cash, assume the assets and liabilities of National Datamax, Inc., plus pay an earn-out based upon revenue growth from quarter ending December 31, 1997, through quarter ending September 30, 1999. National Datamax is a wholly owned subsidiary of DTN and operates out of California. The Company has capitalized $3,482,000 as an intangible asset (primarily goodwill) and is amortizing this cost using the straight-line method over three to five years.

Kavouras, Inc.
     In July of 1998, DTN signed an agreement to acquire 100% of the capital stock outstanding in Kavouras Inc. Kavouras is engaged in the development, design, manufacture, marketing and service of meteorological equipment and provides meteorological data services to government, aviation, commercial broadcast and other industries, including DTN. The Company agreed to assume the assets and liabilities of Kavouras, Inc. and pay $22,650,000 cash of which, $20,650,000 was paid at closing. The remaining $2,000,000 cash will be paid out in equal $400,000 payments over the next five anniversary dates of closing to Steven Kavouras as a non-compete. Kavouras, Inc. is a wholly owned subsidiary of DTN and operates out of Minnesota under the name DTN Kavouras Weather Services. The Company has capitalized $18,209,000 as an intangible asset (primarily goodwill) and is amortizing this cost using the straight-line method over five to ten years.

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

Weather Services Corporation
     In December of 1998, the Company acquired 100% of the capital stock outstanding in Weather Services Corporation (WSC). WSC provides meteorological consulting and worldwide commercial weather information to internet, newspaper, utilities, broadcasters, agribusinesses and municipalities. The Company agreed to pay $3,808,000 cash to acquire the stock and assume certain liabilities plus a warrant to purchase 20,000 shares of DTN's common stock at $34.00. The Company has capitalized $3,807,000 as an intangible asset (goodwill) and is amortizing this cost using the straight-line method over ten years. The fair value of the warrant is included in shareholder's equity.

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

               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

Paragon Software, Inc.
     In March of 1999, the Company acquired Asset Growth Corporation (AGC) and the option to purchase Paragon Software, Inc. (PSI). AGC, a holding company, held an option to purchase PSI. In order to acquire PSI, DTN purchased both AGC and PSI. PSI is an Internet Company that supplies real-time streaming (continuously updated) quotes to investors. PSI markets its product under the name InterQuote (www.interquote.com). The Company agreed to pay $9,500,000 cash. Approximately $5,300,000 was paid in October 1998 and the remainder was paid in March 1999. The Company has capitalized $9,909,000 as an intangible asset (goodwill) and is amortizing this cost using the straight-line method over five years.

4.   INVENTORY
     Inventories are primarily related to the equipment sales as a result of the acquisition of Kavouras. The major classes of inventory are as follows:

                              September 30, 1999              December 31, 1998
     Raw Materials            $   2,760,647                    $   2,684,857
     Work-in-Process                806,856                          728,415
     Finished Goods                 571,305                          162,308
                              -------------------------------------------------
       Total                  $   4,138,808                    $   3,575,580


5.   EQUIPMENT, BUILDING AND LEASEHOLD IMPROVEMENTS
     Equipment, building and leasehold improvements are stated at cost. The respective costs of the classes of assets are as follows:

                               September 30, 1999              December 31, 1998
     Equipment                     $  40,126,992               $  33,198,540
     Building                          2,468,803                   2,460,486
     Land                                220,269                     220,269
     Leasehold Improvements            3,009,217                   2,909,196
                                   -----------------------------------------
       Total                       $  45,825,281               $  38,788,491


6.   LONG-TERM DEBT AND LOAN AGREEMENTS

                                 September 30, 1999           December 31, 1998
     Revolving Credit Agreement
          Revolving Credit Line    $  60,500,000               $   55,500,000

          Term Notes                  24,250,000                   34,421,875

     Term Credit Agreement
          Term notes                  26,265,415                   32,326,665
                                   ------------------------------------------
     Total Loan Agreements           111,015,415                  122,248,540
     Less current portion             21,581,667                   21,628,542
                                   ------------------------------------------
     Total Long-Term Debt             89,433,748                  100,619,998

     The Company has a revolving credit agreement, as amended, with a group of banks (the "Revolving Credit Agreement"). The Revolving Credit Agreement, which expires June 30, 2001 unless extended, provides for a total commitment of up to $122,900,000 in new borrowings. As of September 30, 1999, $60,500,000 of

               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

the total commitment had been borrowed, with the remaining $62,400,000 available to the Company subject to certain restrictions as discussed below.

     Additional borrowings under the Revolving Credit Agreement are available to the Company, as long as at the time of the advance, no default exists with any of the Company loan agreements and the ratio of the Company's total borrowings to operating cash flow ("the Leverage Ratio") does not exceed thirty-six. As of September 30, 1999, based on current operating cash flow, the Company would be able to borrow the entire amount of the remaining $62,400,000 commitment available.

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


     The Revolving Credit Rate is the First National Bank of Omaha's "National Base Rate", minus the applicable Margin. The base rate is adjusted monthly, with the interest rate margin (as defined above) changed quarterly. As of September 30, 1999, the Revolving Credit Rate is 7.00%.

     The Company pays a commitment fee of 1/8 - 3/8% on the unused portion of the total revolving credit commitment based on the "Leverage Ratio". As of September 30, 1999 the commitment fee was 1/8% on all unused revolving credit commitment. In the event the "Leverage Ratio" exceeds 36, any term note accruing interest at less than 7.5% is included in a "Trigger Event". The Company is obligated to pay the holders of such term notes a fee of 0.375% of the outstanding balance of the notes upon the occurrence of the Trigger Event and like amounts on the six month anniversary and the twelve month anniversary of the Trigger Event.

     The Company has the option to convert the outstanding revolving credit borrowings to term loans at any time, payable in forty-eight equal principal installments, plus interest. Interest on the converted term loans is at the Company's option, a variable interest rate of 1/4% over the Revolving Credit Rate or at a fixed rate of 3/8% over the Revolving Credit Rate in effect on the date of notice (as defined) or the applicable Fixed Note Margin (based on the "Leverage Ratio") over the average of the 3 and 5 year U. S. treasury securities, as quoted in the prior month "Federal Reserve Statistical Release", whichever is greater. Through a refinancing of Senior Subordinated Notes, as of March 17, 1998, the Company converted $16,000,000 of revolving credit to term notes accruing interest at the rate of 7.50% (see footnote 7). As of September 30, 1999, $60,500,000 of the total borrowings outstanding had not been converted to term loans. As of September 30, 1999, $24,250,000 of term loans was outstanding with monthly installments due up through 2002 having interest rates ranging from 7.50% to 7.865%.

               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

     The Company has a Term Credit Agreement with a group of banks of $48,490,000 to be repaid in 72 equal principal installments beginning January 31, 1997. As of September 30, 1999, the principal balance was $26,265,415 with $13,752,373 accruing at a variable interest rate of NY prime rate less one-half of one percent, or 7.75% and the remaining $12,513,042 accruing at fixed interest rate of 7.75%.

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

     Management primarily evaluates performance of each segment based on operating cash flow (EBITDA) defined as operating income before depreciation and amortization expense. Included in the segment activity are corporate allocations to the industry segments. The Company does not allocate income taxes and infrequent or extraordinary items to the individual industry segments. Inter-segment revenues have been recorded at amounts approximating market. The table on page 10 summarizes additional information regarding the Company's individual industry segments:

               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS


                                             Quarter Ended                            Nine Months Ended
                                    ----------------------------------       ------------------------------------
                                    Sept. 30, 1999     Sept. 30, 1998        Sept. 30, 1999        Sept. 30, 1998
-----------------------------------------------------------------------------------------------------------------
External revenues
   DTN Ag Services                  $  21,116,758      $   21,539,640        $  64,052,850         $  66,827,742
   DTN Weather Services                 9,331,010           9,435,531           28,525,088            16,939,411
   DTN Financial Services               4,977,392           3,381,722           14,339,253             9,598,800
   DTN Energy Services                  4,843,740           4,007,813           13,846,958            11,890,111
   Other Services                       1,240,178           1,368,834            3,581,440             3,700,105
----------------------------------------------------------------------------------------------------------------
Total                               $  41,509,078      $   39,733,540        $ 124,345,589         $ 108,956,169
----------------------------------------------------------------------------------------------------------------

Inter-segment revenues
   DTN Ag Services                  $           -      $            -        $           -         $           -
   DTN Weather Services                   625,004             505,000            1,722,341               505,000
   DTN Financial Services                   9,521               4,647               33,246                10,270
   DTN Energy Services                          -                   -                    -                     -
   Other Services                               -                   -                    -                     -
----------------------------------------------------------------------------------------------------------------
                                          634,525             509,647            1,755,587               515,270
   Inter-segment elimination             (634,525)           (509,647)          (1,755,587)             (515,270)
-----------------------------------------------------------------------------------------------------------------
Total                               $           -      $            -        $           -         $           -
----------------------------------------------------------------------------------------------------------------

Operating Income
   DTN Ag Services                  $   3,388,224      $    3,683,277        $  10,613,577         $  13,425,287
   DTN Weather Services                (1,218,014)           (584,216)          (3,842,935)           (1,064,217)
   DTN Financial Services              (1,333,207)           (743,771)          (4,061,257)           (2,093,552)
   DTN Energy Services                  1,765,719           1,539,366            5,207,187             4,453,338
   Other Services (Note a)               (390,588)         (1,770,418)          (2,144,923)          (11,926,151)
-----------------------------------------------------------------------------------------------------------------
Total                               $   2,212,134      $    2,124,238        $   5,771,649         $   2,794,705
----------------------------------------------------------------------------------------------------------------

Depreciation and Amortization
   DTN Ag Services                  $   8,075,895      $    8,346,507        $  24,367,434         $  24,824,846
   DTN Weather Services                 2,607,685           2,178,908            7,693,083             4,453,446
   DTN Financial Services               1,710,821           1,170,345            4,898,887             3,035,523
   DTN Energy Services                    363,500             517,763            1,156,452             1,617,885
   Other Services                         702,451             690,502            2,084,549             1,667,923
----------------------------------------------------------------------------------------------------------------
Total                               $  13,460,352      $   12,904,025        $  40,200,405         $  35,599,623
----------------------------------------------------------------------------------------------------------------

Interest Expense
   DTN Ag Services                  $     755,984      $    1,383,270        $   2,743,021         $   4,458,623
   DTN Weather Services                   890,063             711,787            2,671,104             1,055,940
   DTN Financial Services                 302,875             113,952              828,946               335,324
   DTN Energy Services                     39,790              37,666              128,064               120,466
   Other Services                         222,990              50,895              385,575               159,291
----------------------------------------------------------------------------------------------------------------
Total                               $   2,211,702      $    2,297,570        $   6,756,710         $   6,129,644
----------------------------------------------------------------------------------------------------------------

Operating Cash Flow (EBITDA) (Note b)
   DTN Ag Services                  $  11,464,119      $   12,029,784        $  34,981,011         $  38,250,133
   DTN Weather Services                 1,389,671           1,594,692            3,850,148             3,389,229
   DTN Financial Services                 377,614             426,574              837,630               941,971
   DTN Energy Services                  2,129,219           2,057,129            6,363,639             6,071,223
   Other Services (Note a)                311,863          (1,079,916)             (60,374)          (10,258,228)
-----------------------------------------------------------------------------------------------------------------
Total                               $  15,672,486      $   15,028,263        $  45,972,054         $  38,394,328
----------------------------------------------------------------------------------------------------------------

(a)  Operating  income and operating cash flow includes  non-recurring  costs of
     $0.7  million  for  severance  costs in the first  quarter of 1999 and $5.8 million  for  satellite  costs  related  to Galaxy IV outage in the  second quarter of 1998.
(b)  Operating   cash  flow   (EBITDA)   defined  as  operating   income  before
     depreciation and amortization expense.


                      MANAGEMENT'S DISCUSSION AND ANALYSIS

FINANCIAL CONDITION

GENERAL OVERVIEW

     The equipment used by subscribers is a large capital investment for the Company. The cost of subscriber equipment, net of depreciation, accounts for 41% of the Company's total assets at September 30, 1999 compared with 46% at December 31, 1998. The Company has also made significant investments during 1998 and the first nine months of 1999 to acquire subscribers and businesses that fit the Company's business model. The net intangible assets (primarily goodwill) from acquisitions are 34% of the Company's total assets at September 30, 1999. The acquisitions of subscribers and businesses are expected to enhance the long-term operating performance and financial condition of the Company. The investment in acquisitions has been financed with internally generated funds and long-term debt. The Company's management continually reviews this financing strategy to support the growth of the Company.

CASH FLOWS FROM OPERATING ACTIVITIES

     Net cash provided by operating activities was $35.4 million for the first nine months of 1999 compared to $34.9 million for the same period in 1998. This increase of $0.5 million was primarily the result of the $7.6 million increase in operating cash flow (EBITDA), defined as operating income before depreciation and amortization expense, offset by the $4.5 million decrease from change in assets and liabilities, $0.6 million increase in interest expense and an increase in cash taxes paid of $0.9 million.

CASH FLOWS FROM INVESTING ACTIVITIES

     Net cash used by investing activities was $29.2 million for the first nine months of 1999 compared to $51.8 million for the same period in 1998. The decrease of $22.6 million was primarily the result of the Company's reduction in acquisition costs. The Company closed on the Kavouras, Inc. acquisition in July of 1998 in which the Company paid $20.7 million at closing. In addition, the Company has reduced capital expenditures, primarily $5.0 million of equipment used by subscribers.

     The Company's growth strategy includes developing services for niche markets plus acquisitions that fit into their business model and/or competitive strategies. In May 1999, the Company completed an amendment to its existing license agreement with SmartServ Online (SSOL) and its services, primarily DTN IQ (www.dtniq.com), to create a long-term business relationship with SSOL including an exclusive, perpetual, worldwide license. In addition, the Company closed on two acquisitions during the first quarter of 1999. Among these acquisitions (which are discussed in more detail in footnote 3 of the notes to interim financial statements) was Paragon Software, Inc., an Internet company that supplies real-time streaming quotes under the product name InterQuote (www.interquote.com). The Company paid $10.1 million cash for these acquisitions and the license agreement during the first nine months of 1999 compared to $28.2 million cash for acquisitions during the same period in 1998.

     The acquisitions in the first nine months of 1999 were financed by utilizing the Company's revolving credit line, which provides for a total commitment of up to $122.9 million.

CASH FLOWS FROM FINANCING ACTIVITIES

     Net cash used for financing activities was $5.9 million for the first nine months of 1999 compared to a source of cash of $16.0 million for the same period a year ago. The primary change in the cash flows from financing activities for the first nine months of 1999 compared to 1998 was a result of the Kavouras acquisition in July of 1998, which required $20.7 million cash.

     The Company reduced its total debt by $11.2 million during the first nine months of 1999 compared with increasing total debt by $20.2 million for the same period of 1998.

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

     Indebtedness: The Company anticipates that internally generated cash flow and its bank credit lines will be sufficient to fund operating activities, capital expenditures and service interest and principal payments on long-term debt. The Company's bank credit lines are based upon the Company's ability to generate operating cash flow. A material decline in operating cash flow could impact the Company's operations and ability to finance the Company.

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

o Remediation and Testing - The Company is remediating software and hardware systems and conducting detailed Y2K testing to produce standardized `evidence' of Y2K compliance. The Company had completed this phase as of September 30, 1999.

o Manage Subsequent Changes - All system modifications made subsequent to Y2K testing that are date related will be regression tested and documented. The Company's estimated completion date is December 31, 1999.

     Cost of Addressing Year 2000 Issues - The Company has used existing internal resources to perform all work on the phases discussed above through September 30, 1999. The estimated cost of using internal resources through September 30, 1999 was $1.0 million. The Company plans to complete all system modifications and testing required to resolve Y2K issues using existing internal resources and does not expect the cost of making the necessary changes to be significant. Approximately $.1 million was spent during the third quarter of 1999, while the remaining estimated costs of using internal resources to effect Y2K compliance is less than $.1 million.

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

     The Company is currently developing contingency plans for those systems identified as critical to normal business operations. The contingency plan will include focusing on early detection, planned reactions and subsequent remediation of unforeseen issues. The Company's estimated completion of a formal detailed contingency plan is November 26, 1999. The Company believes there are no foolproof contingency plans that cover every possible failure.

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

Subscribers:

     The Company's subscriber count and subscriber retention rates are measurements used by management to help forecast where revenues will be in the future. Total subscribers at September 30, 1999 increased to 165,400 compared to 158,400 for the same period in 1998 and 159,300 at December 31, 1998. During the first quarter of 1999, 4,200 subscribers were added primarily through the acquisition of Paragon Software, Inc. The annualized subscriber retention rate was 81.7% for the first nine months of 1999 compared to 82.1% at September 30, 1998 and 80.6% for the year ended December 31, 1998.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

     In addition, Internet subscribers continued to grow and at September 30, 1999 totaled 13,900 as compared to 3,900 at September 30, 1998 and 4,700 at December 31, 1998. These Internet subscribers are primarily in the Agriculture and Financial Divisions.

Operating Cash Flow:

     The Company's operating cash flow (EBITDA), defined as operating income before depreciation and amortization expense, is a key indicator monitored by DTN management. Growth in operating cash flow results from a growing base of subscribers, as well as, increased revenues on a per subscriber basis covering the Company's fixed expenses.

     Operating cash flow (EBITDA) for the third quarter of 1999 increased 4% to $15.7 million compared to $15.0 million for 1998.

     Operating cash flow (EBITDA) for the nine months ended September 30, 1999 increased 20% to $46.0 million compared to $38.4 million for the same period of 1998. Excluding the non-recurring severance costs (as discussed on page 16) of $0.7 million in the first quarter of 1999 and non-recurring satellite costs of $5.8 million in the second quarter of 1998, operating cash flow for the first nine months of 1999 would have been $46.7 million compared to $44.2 million for the same period of 1998.

     Operating cash flow margin (EBITDA margin), excluding non-recurring costs, were 38% for the third quarter and first nine months of 1999 compared to 38% and 41% for the same periods of 1998. These decreases in EBITDA margins, excluding non-recurring costs, are primarily a result of the Kavouras acquisition operating results. Excluding non-recurring costs and the Kavouras operating results, operating cash flow margins for the third quarter and first nine months of 1999 would have been 43%. Kavouras equipment sales have lower EBITDA margins than subscription sales, and will tend to lower the Company's total operating cash flow margin.

Net Development Costs:

     Operating cash flow is also affected by the Company's research and development activities. DTN accumulates research and development activities as "Net Development Costs". The Company defines these costs as 1) market research activities, 2) the expenses of hardware and software engineering, research and development, and 3) the negative operating cash flow (prior to corporate allocations plus interest) of the development of new services. Net Development Costs for the third quarter and first nine months of 1999 were $1.8 million and $5.4 million compared to $2.4 million and $4.7 million for the same periods of 1998, respectively.

Free Cash Flow:

     Free cash flow (defined as operating cash flow less equipment capital expenditures and interest) is a measurement used by DTN's management team to monitor the Company's source of funds available to grow the business. Free cash flow was $6.0 million for the third quarter of 1999 compared to $4.7 million for the same period of 1998.

     Equipment capital expenditures for the third quarter of 1999 were down 6% to $7.5 million compared to $8.0 million for the same period of 1998. Included in the third quarters of 1999 and 1998 were $3.1 million and $.6 million of one-time expenditures primarily for satellite equipment and the DIRECTV project, respectively. The Company completed payments on these projects during the third quarter of 1999. Excluding these costs, free cash flow would have been $9.1 million for the third quarter of 1999 compared to $5.3 million for the third quarter of 1998.

     Free cash flow for the first nine months ended September 30, 1999 increased to $20.1 million up from $8.7 million for the same period in 1998. Excluding the non-recurring severance costs and the non-recurring satellite costs, free cash flow for the first nine months of 1999 would have been $20.8 million compared to

                      MANAGEMENT'S DISCUSSION AND ANALYSIS


$14.5 million for the same period in 1998. Excluding the one time severance costs and the $7.3 million non-recurring equipment capital expenditures, free cash flow would have been $28.1 for the first nine months of 1999.

Debt Leverage Ratio:

     The Company's debt leverage ratio is defined as total long-term debt (including current portion) divided by last twelve months operating cash flow
(EBITDA). The debt leverage ratio was 1.8 for the period ended September 30, 1999 compared to 2.2 for the period ended September 30, 1998. The debt leverage ratio at September 30, 1999 is based on $111.0 million of total long-term debt (including current portion) divided by $60.6 million of last twelve months operating cash flow (EBITDA) for the twelve month period ending September 30, 1999. This ratio demonstrates the Company's ability to pay off total long-term debt in 1.8 years.

Non-recurring Costs:

     During the first quarter of 1999, the Company incurred non-recurring costs of $0.7 million for severance payments, primarily related to the resignation of the Company's Chairman and CEO. During the second quarter of 1998, the Company incurred non-recurring costs of $5.8 million related to the satellite outage of Galaxy IV.

REVENUES

     Total revenues for the third quarter of 1999 increased 4% to $41.5 million compared to $39.7 million for the third quarter of 1998. Total revenues for the nine months ended September 30, 1999 increased 14% to $124.3 million compared to $109.0 million for the same period of 1998.

     The Company attributes the revenue increases for the third quarter and first nine months of 1999 compared to the same periods of 1998 primarily to revenue generated by the increase in subscribers, an increase in average subscription rates and acquisitions. At a segment level, excluding acquisitions, three out of four of the Company's main segments (Weather Services, Financial Services and Energy Services) showed solid revenue growth for the quarter and nine months ended September 30, 1999 compared with the prior year. This growth was primarily driven by an increasing subscriber base, as well as, upgrading the existing customers to more sophisticated and higher priced services. The Ag Services segment showed a decrease in revenue for the quarter and nine months ended September 30, 1999 compared with the prior year, due in part to the continued weakness in agricultural economy. The increase in revenues resulted in total revenues on a per subscriber per month basis increasing to $84 and $85 for the third quarter and first nine months of 1999 compared to $83 and $76 for the same periods of 1998.

Subscriptions:

     Subscription revenue for the third quarter and first nine months of 1999 grew 9% and 15% to $33.8 million and $100.3 million compared to $30.9 million and $87.4 million for the same periods of 1998. The increase was primarily due to increases in total subscribers, the ability to move subscribers to higher priced services and acquisitions completed in the past 12 months. The Company continues to add new subscribers at higher subscription rates than the average of all subscriptions on a per subscriber per month basis. Subscription revenue per subscriber, per month for all new subscription sales for the third quarter of 1999 was $74 compared to $68 for total subscription revenue per subscriber, per month for the Company. The increase in subscribers from new subscription sales and acquisitions resulted in total subscription revenues on a per subscriber per month basis for the third quarter and first nine months of 1999, growing to $68 compared to $65 and $61 for the same periods in 1998.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

Equipment Sales:

     The Company's July 1, 1998 acquisition of Kavouras, Inc., in Minneapolis, added a new market niche for the Company, the manufacture and sale of various meteorological equipment and radar systems. The Kavouras operations contributed $1.3 million and $4.4 million of these equipment sales for the third quarter and first nine months of 1999 compared with $3.2 million for the same periods of 1998.

Additional Services:

     Additional service revenue for the third quarter and first nine months of 1999 grew 19% and 10% to $2.1 million and $5.9 million compared to $1.8 million and $5.3 million for the same periods in 1998. The growth remains positive during a period of weak agriculture markets. In addition, the Company added higher priced add-on services in the financial services area which added to the overall growth.

Communication Services:

     Communications services revenue increased 21% and 13% to $3.1 million and $9.0 million for the third quarter and first nine months of 1999 compared to $2.6 million and $7.9 million for the same period of 1998. This increase is primarily due to refiners increasing message volume and other communications to wholesalers via DTNergy Services. Communication services revenue on a per subscriber per month basis for the third quarter of 1999 was $6.29 compared to $5.39 for the third quarter of 1998.

Advertising:

     Advertising revenue remained flat at $0.6 million and $2.5 million for the third quarter and first nine months of 1999 and 1998. The continued weakness in the agriculture economy has negatively impacted the advertising revenues of the Company, but has remained level compared to 1998. Advertising revenue on a per subscriber per month basis for the third quarter of 1999 was $1.12 compared to $1.26 for the third quarter of 1998.

Service Initiation Fees:

     Service initiation fees revenue decreased 37% and 30% to $0.4 million and $1.9 million for the third quarter and first nine months of 1999 compared to $0.7 million and $2.7 million for the same periods of 1998. This decline is primarily due to a change in the mix of the make-up of the Company's sales, from the traditional satellite sales to more internet sales, where a lower upfront initiation fee is charged. Service initiation fees revenue on a per subscriber per month basis for the third quarter of 1999 was $0.88 compared to $1.45 for the third quarter of 1998.

EXPENSES

     Total expenses increased 4% and 12% to $39.3 million and $118.6 million for the third quarter and first nine months of 1999 compared to $37.6 million and $106.2 million for the same periods of 1998. The increase in expenses were primarily related to expenses from acquisitions (including the $0.9 million and $3.4 million of costs of equipment sales for the third quarter and first nine months of 1999), the Company's growth in subscribers and the increase in amortization expense from these acquisitions.

Selling General & Administrative:

     Selling, general and administrative expenses for the third quarter and first nine months of 1999 grew 11% and 20% to $21.5 million and $64.7 million compared to $19.4 million and $54.0 million for the same periods of 1998. These expenses as a percentage of total revenues were 52% for the third quarter and first nine months of 1999 compared to 49% and 50% for the same periods of 1998.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

Cost of Equipment Sales:

     Cost of equipment sales for the third quarter and first nine months of 1999 were $1.1 million and $3.8 million compared to $2.5 million for the same periods of 1998. These expenses are primarily the result of the Kavouras operations which bring a new market niche for the Company, the manufacture and sale of various meteorological equipment and radar systems.

Sales Commissions:

     Sales commissions for the third quarter and first nine months of 1999 increased 15% and 11% to $3.2 million and $9.2 million compared to $2.8 million and $8.3 million for the same periods of 1998. This increase is primarily the result of new incentive programs within the four divisional sales forces resulting in an increase in gross sales as well as an increase in DTNergy cash flows from which commissions are based. These expenses as a percentage of total revenues were 8% and 7% for the third quarter and first nine months of 1999 compared to 7% and 8% for the same periods of 1998.

Depreciation and Amortization:

     Depreciation and amortization expense for the third quarter and first nine months of 1999 increased 4% and 13% to $13.5 million and $40.2 million compared to $12.9 million and $35.6 million for the same periods of 1998. These increases are primarily due to the increase in the amortization related to intangible assets (primarily goodwill) associated with acquisitions. Amortization expense related to acquisitions for the third quarter and first nine months of 1999 increased $0.8 million and $3.9 million over the same periods of 1998. Offsetting these increases was a continued decrease in depreciation expense to $10.2 million for the third quarter of 1999 compared to $10.5 million for the third quarter of 1998. As a percentage of total revenues, depreciation and amortization expense for the third quarter and first nine months of 1999 were 32% compared to 32% and 33% for the same periods of 1998.

OPERATING INCOME

     Operating income (EBIT) for the third quarter of 1999 increased to $2.2 million compared to $2.1 million for the third quarter of 1998. Operating income before amortization expense related to acquisitions increased 20% to $5.4 million for the third quarter of 1999 compared to $4.5 million for the same period of 1998.

     Operating income (EBIT) for the nine months ended September 30, 1999 increased 107% to $5.8 million compared to $2.8 million for the same period of 1998. Excluding the non-recurring severance costs of $0.7 million in the first quarter of 1999 and the non-recurring satellite costs of $5.8 million in the second quarter of 1998, operating income for the first nine months of 1999 would have been $6.5 million compared to $8.6 million for the same period of 1998. Operating income excluding non-recurring costs and before amortization expense related to acquisitions increased 13% to $15.9 million for the first nine months of 1999 compared to $14.1 million for the same period of 1998.

INTEREST EXPENSE

     Interest expense for the third quarter of 1999 decreased 4% to $2.2 million compared to $2.3 million for the third quarter of 1998. The decrease in interest expense is primarily related to a decrease in total debt to $111.0 million at September 30, 1999, from $114.9 million at September 30, 1998.

     Interest expense for the first nine months of 1999 increased 10% to $6.8 million compared to $6.1 million for the same period of 1998. In the first quarter of 1998 the Company refinanced its 11.25% Senior Subordinated Notes down to 7.5% Senior converted notes. As a percentage of total revenue, interest expense decreased to 5% for the third quarter and first nine months of 1999 compared to 6% for the same periods of 1998.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

OTHER INCOME, NET

     For the third quarter of 1998, the Company received a federal income tax refund from amended returns for prior years and as a result, recorded one-time interest income of $181,000 from these refunds.

INCOME TAX PROVISION (BENEFIT)

     The Company's effective income tax rate for the third quarter and first nine months of 1999 varies considerably from the statutory rate primarily due to non-deductible goodwill from the Company's acquisitions. The effective tax rate for the third quarter and first nine months of 1998 was 37% and 36%, respectively.

INCOME (LOSS) BEFORE EXTRAORDINARY ITEM

     Loss before extraordinary item for third quarter of 1999 was $0.2 million or $.02 per share on a diluted basis, compared to income of $9,987 or less than $.01 per share on a diluted basis for the third quarter of 1998.

     Loss before extraordinary item for the first nine months of 1999 was $1.2 million or $.10 per share on a diluted basis, compared to a loss of $2.0 million or $.18 per share on a diluted basis for the same period in 1998. Excluding the non-recurring severance and non-recurring satellite costs, the loss before extraordinary item for the first nine months of 1999 would have been $0.7 million or $.06 per share on a diluted basis compared to income of $1.7 million or $.14 per share on a diluted basis for the same period of 1998.

EXTRAORDINARY ITEM, NET OF TAX

     During the first quarter of 1998, the Company refinanced its 11.25% Senior Subordinated Notes with 7.5% Senior Notes. With this refinancing, the Company took a one-time charge of $1.1 million or ($.09) per share on a diluted basis, net of tax, for pre-payment penalties and write-offs of unamortized debt issuance and discount costs.

NET INCOME (LOSS)

     The net loss for the third quarter of 1999 was $0.2 million or $.02 per share on a diluted basis, compared to net income of $9,987 or less than $.01 per share on a diluted basis for the third quarter of 1998.

     The net loss for the first nine months of 1999 was $1.2 million or $.10 per share on a diluted basis, compared to a net loss of $3.1 million or $.27 per share on a diluted basis for the same period of 1998. Excluding the non-recurring costs related to severance and satellite outage and the one-time debt extinguishment charges, the net loss for the first nine months of 1999 would have been $0.7 million or $.06 per share on a diluted basis compared to net income of $1.7 million or $.14 per share on a diluted basis for the same period of 1998.

            QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

MARKET RISK SENSITIVE INSTRUMENTS AND POSITIONS

     The risk inherent in the Company's market risk sensitive instruments and positions is the potential loss arising from adverse changes in interest rates as discussed below.

Interest Rates:
     The Company's earnings are affected by changes in interest rates due to the impact those changes have on its variable-rate debt instruments. The Company has three components that make up its total bank loan debt: 1) Fixed Term Notes of $36,763,042 or 33% of the total, 2) Variable Term Notes of $13,752,373 or 12% of the total and 3) Revolving Credit Line with an outstanding balance of $60,500,000 or 55% of the total. Assuming a hypothetical 10% change in 1999 interest rates, below is an analysis of what the impact would have been on the second quarter and first six months of 1999 interest expense:


  --------------------------   ----------------------    -----------------------
            1999                  Quarter Ended             Six Months Ended
  --------------------------   ----------------------    -----------------------
   Fixed Term Notes              $    --                   $   --
   Variable Term Notes               28,000                   86,500
   Revolving Credit Line (a)        112,000                  308,500
  --------------------------   ----------------------    -----------------------
   Total                         $  140,000                $ 395,000
  --------------------------   ----------------------    -----------------------



(a) The Company's Revolving Credit Agreement includes the ability to fix the revolving credit line based on the Revolving Credit Rate in effect at the beginning of the month (see Note 6). The ability to look back to the interest rates at the beginning of the month, reduces the market risk of an increase in First National Bank of Omaha's "National Base Rate".

     Market risk for fixed-rate term debt is estimated as the potential change in fair value from a hypothetical change in interest rates. The Company has $36,763,042 of fixed term debt as of September 30, 1999 with an estimated fair value of $37,001,117 or an increase $238,075. The fair value was calculated using existing terms of the debt and interest rates present valued at the Company's current available term debt rate (see Note 6).

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


Item 6.  EXHIBITS AND REPORTS ON FORM 8-K:

         (a)    Exhibits - 11 - Statement re computation of per share earnings.
         (b)    Reports on Form 8-K
                - Filed an amendment to the Company's shareholder rights plan on March 12, 1999.
                - Filed news release on April 2, 1999 relating to the resignation of the Company's Chairman and CEO, Roger R. Brodersen, from all his positions as an officer and director of the Company effective March 24, 1999. In addition, Scott
                    A. Fleck, Richard R. Jaros, J. Michael Parks and Jay E. Ricks each resigned as a director of the Company effective on March 24, 1999. The remaining directors of the Company elected Jay H. Golding, Anthony S. Jacobs and Joseph F. Mazzella as directors of the Company to fill three of the vacancies on the Board of Directors resulting from such resignations. The new Board of Directors then amended the Bylaws of the Company to reduce from nine to seven the number of directors of the Company. The new Board of Directors also amended the Company's shareholder rights plan to provide for such rights to expire on March 24, 1999, therefore causing such rights to become unexercisable.
         (27)   Financial Data Schedule (Required)

SIGNATURE

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    DATA TRANSMISSION NETWORK CORPORATION

                           By       /s/ Greg T. Sloma
                                    -------------------------------------
                                    President and Chief Operating Officer

                           By       /s/ Brian L. Larson
                                    -------------------------------------
                                    Brian L. Larson
                                    Sr. VP, CFO and Secretary

                           By       /s/ Dan A. Petersen
                                    -------------------------------------
                                    Dan A. Petersen
                                    Corporate Controller and Treasurer

Dated this 15th day of November, 1999.

                         COMPUTATION OF INCOME PER SHARE

                      Data Transmission Network Corporation

            Quarter and Nine Months Ended September 30, 1999 and 1998

                                                       Quarter Ended                      Nine Months Ended
Unaudited                                         1999               1998               1999              1998
-------------------------------------------------------------------------------------------------------------------

Income (Loss) Before Extraordinary Item         $   (193,139)    $      9,987       $  (1,165,129)   $   (1,979,149)

Extraordinary Item, net of tax                         --               --                  --            1,076,880
                                                -------------------------------------------------------------------

Net Loss                                        $   (193,139)    $      9,987       $  (1,165,129)   $   (3,056,029)
--------------------------------------------------------------------------------------------------------------------

Average shares outstanding (1)                    11,722,374       11,406,837          11,659,060        11,308,925

Add shares applicable to stock options
    and warrants (2)                                   --             858,382               --                --
                                                -------------------------------------------------------------------

Total Shares (3)                                  11,722,374       12,265,219          11,659,060        11,308,925
-------------------------------------------------------------------------------------------------------------------

Basic Loss Per Share
     Loss before extraordinary Item             $     (0.02)     $      --          $       (0.10)   $       (0.18)
     Extraordinary item, net of tax                    --               --                  --               (0.09)
-------------------------------------------------------------------------------------------------------------------
     Net Loss                                   $     (0.02)     $      --          $       (0.10)   $       (0.27)
-------------------------------------------------------------------------------------------------------------------

Diluted Loss Per Share
     Loss before extraordinary Item             $     (0.02)     $      --          $       (0.10)   $        0.18)
     Extraordinary item, net of tax                     --              --                  --               (0.09)
-------------------------------------------------------------------------------------------------------------------
     Net Loss                                   $     (0.02)     $      --          $       (0.10)   $       (0.27)
-------------------------------------------------------------------------------------------------------------------


(1)  Shares used in the Basic Earnings Per Share.
(2) The dilutive potential common shares outstanding for the third quarter and first nine months of 1999 was 607,450 compared to 941,079 for the first nine months of 1999. These shares were not included in computing diluted earnings per share because their effects were anti-dilutive.
(3)  Shares used in the Diluted Earnings Per Share.


