Form 10-K
period 1999-12-31
DATA TRANSMISSION NETWORK CORP
filed 2000-03-15
CIK 790498

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Fiscal Year Ended December 31, 1999.

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

                               Delaware 47-0669375
              ----------------------------------------------------
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

         The aggregate market value of voting stock (based upon the "bid" price as quoted on NASDAQ) of the registrant held by non-affiliates on March 1, 2000 was approximately $300,500,000.

         At March 1, 2000, the registrant had outstanding 12,019,986 shares of its common stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

1. Portions of the Registrant's Annual Report to Shareholders for the fiscal year ended December 31, 1999 are incorporated by reference into Parts I, II, and IV.

2. Portions of the Registrant's definitive Proxy Statement filed for the Registrant's Annual Meeting of Shareholders to be held April 26, 2000, are incorporated by reference into Part III.

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

         In January 1987, the Company completed an initial public offering of common stock selling 698,085 shares at $5.40 per share (pre-stock split).

         On March 3, 2000, the Company entered into a definitive agreement with Veronis, Suhler & Associates Communications Partners III, LP (VS&A III) whereby VS&A III will make a tender offer to all of the Company's shareholders at a price of $29.00 per share. The tender offer is subject to the tender of at least 90% of the outstanding shares as of March 1, 2000. Holders of over 50.1 percent of the Company's outstanding shares have agreed to accept the tender offer and vote to approve the merger. If less than 90% of the outstanding shares are tendered, the Company will merge with an affiliate of VS&A III at the same per share price. Closing of the transaction is subject to government and shareholder approvals and other customary conditions, and is expected to occur during the second quarter of 2000.

         (b)       Financial Information About Industry Segments:

                   Financial information about industry segments for the Company is on page 56 of the Company's 1999 Annual Report to Shareholders and is incorporated herein by reference.

         (c)        Narrative Description of Business:

         Data Transmission Network Corporation (DTN, the Company) began operations in April 1984 and continues to provide comprehensive, time-sensitive information and communication services primarily for the agricultural, weather, financial and energy industries. DTN grew to 166,900 subscribers throughout the U.S. and Canada at the end of 1999. A review of these industries and services with the year's highlights are discussed in this report.

         The Company's subscription services are targeted at niche business markets and designed to be timely, simple to use and convenient. The Company's distribution technology provides an efficient means of sending data and information from point to multi-point. The development and enhancement of cost-effective distribution methods including the Internet and satellite delivery, plus a total commitment to customer service and information quality has enabled the Company to become a major player in the communications industry.

         The Company continues to take advantage of engineering and software advancements for developing and improving distribution in an exciting and growing industry. In 1999, DTN made great strides in the area of e-commerce which will also be discussed in detail in this report.

Information Distribution Technologies

         DTN supports several information distribution technologies allowing the distribution, reception and display of information. The primary technologies used are small dish Ku-band satellite (Ku) and the Internet. Other technologies used are Cable TV (VBI), e-mail, FAX, direct leased line circuits and wireless technology.

         The Company provides the equipment necessary for subscribers to receive certain services using Ku, FM or VBI technologies. This equipment includes a DTN receiver, a video monitor, FM antenna or a small 30" Ku-band satellite dish. A keyboard, mouse and printer may be provided depending on the service. DTN is responsible for the normal maintenance and repair of subscriber equipment. DTN Internet subscribers use their own personal or business computers to receive information and e-commerce services.

         In 1992,  the Company  introduced  the Advanced  Communications  Engine
(ACE) receiver, a color graphics receiver system. This system expanded the Company's ability to provide information and communication services using satellite technology.

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

         DTN began offering services via the Internet in 1995 and now provides Internet services for the four main divisions - agriculture, weather, financial and energy. In 1998, the Company expanded its Internet initiatives into the e-commerce arena, adding online trading capabilities to real-time Internet financial service products. In 1999, the Company began new initiatives within the cash grain and livestock commodities and futures business as well as for perishable products such as meat, produce and floral. The Company also announced its interactive, advertising based weather site (WX.COM) in 1999. These and more will be discussed later in this report.

         In 1998, the Company began delivering services to customers via direct leased line circuits. This gives customers in major metropolitan areas the ability to receive the Company's information where options, such as satellite dishes, are impractical. In many instances, this technology provides a redundant delivery method to insure maximum availability of the Company's information.

         The following is a summary of subscribers by information distribution technology at December 31, 1999.

Information Distribution Technologies                         Subscribers
-------------------------------------------------------------------------
Ku-Band Satellite                                               142,600
Internet                                                         19,000
Leased Lines                                                      1,600
VBI                                                                 800
FM Radio Side Band                                                2,900
                                                             ----------
Total                                                           166,900

         The Company has approximately 15,000 customers receiving information using Fax technology. The e-mail business is primarily a subscriber (an e-mail source) communicating specific messages to a group of subscribers. There are over 1,200 e-mail sources delivering over 35,000 pages of information to subscribers daily.

Service and Equipment Revenue

         The Company's revenue is derived primarily from six categories: (1) monthly, quarterly or annual subscriptions, (2) equipment sales (3) additional (optional) services, (4) communication services, (5) advertising and (6) service initiation fees. The percentage of total revenue for each category over the last three fiscal years was:

                                    1999             1998               1997
----------------------------------------------------------------------------
Subscriptions                        80 %            80 %               80 %
Equipment Sales                       4 %             3 %                -
Additional Services                   5 %             5 %                5 %
Communication Services                8 %             7 %                8 %
Advertising                           2 %             3 %                3 %
Service initiation fees               1 %             2 %                4 %

(1) Subscription revenue is generated from monthly, quarterly or annual fees for one of the Company's services. The Company offers a discount to subscribers who pre-pay their subscription annually. A more detailed review of each service is found later in this report.

(2) A unit of DTN Kavouras Weather Services generated equipment sales of weather systems, workstations and weather radar systems as well as the manufacturing of small and large Doppler radar systems. The Company announced the sale of their radar business to Radtec Engineering, Inc. in December 1999.

(3) Additional services are offered to subscribers on an "a la carte" basis, similar to premium channels on cable TV. A third party provides information for these services with DTN receiving a share of the subscription revenue paid by the subscriber. Additional services revenue continues to grow in total dollars at a rate commensurate with the overall growth of the Company due, in part, to new technological innovations using the Internet.

(4) The Company sells communication services allowing companies to cost-effectively communicate a large amount of timely information to their customers or field offices. This category includes revenue generated from FAX and e-mail services. Communications revenue continued to grow in total dollars and management believes this area offers opportunities for future growth.

(5) Advertising space is sold and interspersed among the pages of news and information, similar to a newspaper or magazine. The advantage of an electronic advertisement over typical print media is the ability to change or replace the advertising message quickly and as frequently as market conditions dictate. Advertising revenue was down slightly due primarily to the weak ag economy. This was somewhat offset due to subscriber and subscription revenue growth as well as the addition of new services with available advertising space.

(6) Service initiation fees are one-time charges for new subscriptions depending on the service and the information distribution technology. DTN also charges an initiation fee for those subscribers who convert to another service (i.e., from a monochrome FM to a Ku color service).

Agricultural Services

                                    1999             1998              1997
                                    ----             ----              ----

Revenues (in millions)              $85.1            $88.3             $87.6
Subscribers at year-end             109,300          113,800           120,500

         The DTN Agricultural Division consists of five major services: DTN Ag Services, DTNstant, DTN Fresh (an expansion of DTN PROduce), DTNiron and DTN Cotton Network. DTN Ag Services, DTNstant and DTNiron serve DTN's traditional agricultural marketplace, consisting of grain and livestock farmers and agribusinesses with interests in the commodity distribution chain. DTN Fresh is in the fresh produce and perishable vertical market with initiatives in meat and floral. DTN Cotton Network serves cotton gins, warehouses and merchants. Because of the diversity of these markets, the ag sales force has been specialized to best serve prospects and customers in each area.

         Approximately 80% of DTN ag subscribers are grain farmers and livestock producers, with the balance consisting primarily of grain elevators, agri-businesses and financial institutions. Subscribers to DTN Ag Services farm nearly one third of the nation's total cropland and market more than 50% of the nation's cattle and hogs.

         The Internet has altered access to information for ag producers. DTN's focus on additional of proprietary content and analysis from a dedicated team of ag journalists continues to set DTN apart from "free" services. Entry into the e-commerce arena, which will be discussed in detail later in this report, has opened new doors of opportunity for the company's ag division.

         The main competition to the  agricultural  services is a combination of printed advisory services, radio, television, telephone, other satellite information services, free and subscription Internet services, and old information-gathering habits.

         There are over 200 premium services available to agricultural subscribers to enhance their subscription. These services consist of advisory, informational and educational products as well as newswire, association and free add-on services. Premium services compliment core services and add value to the subscribers who use them. They are marketed to current subscribers through telemarketing, system wide and individual free trials, direct mail, billing and equipment inserts as well as on screen advertising. Prices range from $2 to $400 per month.

         Communication services play an important role in providing a cost effective means to reach a large number of targeted customers daily. DTN InfoMail provides information for elevators, seed sales reps, agronomists, chemical sales reps and technical advisors, commodity brokers, processing plants, auction sale barns, feedlots and anyone with a need to communicate to DTN subscribers. Over 40 new InfoMail providers began messaging in 1999.

         Advertising on DTN Ag Services is another revenue-generator for the ag division. The "always on" interactivity, animation and scheduling flexibility of the DTN systems are very appealing to agri-businesses such as seed companies, equipment dealers, and ag chemical and finance businesses. Advertising revenue in 1999 topped $2.8 million.

E-Commerce Initiatives

         DTN's Ag Division is poised to leverage its critical mass of ag customers by providing easy and affordable access to Internet services with numerous e-commerce initiatives.

         The DTN Cotton Network is involved in the electronic trade of cotton for over two years and is a combination of DTN's proprietary network and the Internet.

         DTN Fresh introduced DTN Tradelink, which is involved with electronic data interchange (EDI) in the produce and perishables industry. DTN Tradelink software is used for price discovery and trading.

         In the fourth quarter of 1999, an alliance with Ag1.com created a program to provide inputs, financing, marketing advice and insurance for producers. This program has been well received in its early stages.

         DTNstant expanded its capabilities to include cash grain trading between its customers. The Tradelink software allows producer-to-elevator grain trading and will be sold along with InfoMail services.

         In addition, DTN Ag Services has negotiated an agreement with two brokerage firms to allow electronic commodity futures order entry. The elevator-to-elevator transactions as well as the producer-to-elevator transactions can be executed using DTN ACE receivers or the Internet.

         In December 1999, DTN and Photon Research Associates, Inc. (PRA) formed a joint-venture company, EarthScan Network, Inc. Earthscan Network is the culmination of a three year relationship bringing the latest in satellite imaging and Internet technology to give the agricultural industry unprecedented capability to manage risk and maximize return.

DTN AgDayta

         DTN Ag Services' leading edge Internet service, DTN AgDayta (www.agdayta.com), incorporates editorial content specifically for AgDayta along with proprietary content developed for satellite services. Internet delivery allows additional functionality and supports interactivity. A newly developed charting package can be downloaded to the user's personal computer, giving impressive charting abilities for both futures and equities. An enhanced Kavouras weather package offers real-time weather updates. The result is DTN Ag Services' most content rich agricultural service.

         DTN AgDayta serves as the foundation of Ag Services' e-commerce initiatives on the Internet. Ag1.com has been integrated with AgDayta to provide producers with inputs, financing, marketing plans, and crop insurance. Online cash and futures trading will be available on the AgDayta site. DTN AgDayta will provide the customer with easy access to virtually every tool needed throughout the ag production and marketing cycle.

DTN AgDaily/FarmDayta Satellite Services

         DTN AgDaily is the Company's flagship service. Managed on an Advanced Communications Engine (ACE) satellite receiver, subscribers receive delayed commodity futures and options quotes, charts, local cash grain and livestock prices, selected national, regional and world weather updates and a variety of daily analysis, commentary and news affecting grain and livestock prices.

         DTN Pro Series is an advanced version of DTN AgDaily. Functionality is enhanced with a high interest window to view futures quotes and options on any page, keyword search, customization of up to five pages of selected information and a personal library serving as an archive segment. Packages of weather, news, charts, intraday commodity charting or stocks can be added to the core service. DTN Commodity Pro, Premier and Premier Plus combine two or more of these packages for a more extensive, customized service.

         DTN FarmDayta II offers similar information using the unique FarmDayta receiver for its delivery method.

         FarmDayta One service was introduced to fill a special customer niche. Content was developed to provide a lower price point for the first-time DTN customer. This is the most economical color satellite option available from DTN Ag Services.

         FarmDayta  Elite  and  Elite  Plus  include  all the DTN  FarmDayta  II
features  and  content  with  added  news,  quotes,   weather   information  and
functionality.

DTNstant

         DTNstant is a leader in providing delivery of real-time futures and options quotes from the major commodity exchanges and headline commodity news from multiple sources such as the Associated Press, Reuters, Futures World News and Bridge. The service also provides market-leading cash grain and livestock information, in-depth charting capabilities plus all the information available on the DTN AgDaily color service.

         In addition, the service provides information for the energy, metals, softs (i.e., orange juice, coffee, cocoa), transportation and lumber industries. DTNstant uses compatible software to allow the "pass thru" of data and graphics into an individual's personal computer or a company's local area network (LAN).

With this capability, a DTN ACE receiver can feed information to multiple users/traders on the LAN. This "pass thru" software has opened many new markets by utilizing information distribution within a customer's LAN, enhancing analytical capabilities and the manipulation of DTN data in a "PC" environment.

         DTNstant operates in a very competitive market with many providers of instant commodity quotes. The primary subscribers are commercial grain companies and elevators, feedlots, commodity brokers and commodity speculators. No other product in the industry offers a more comprehensive news and information service. Due to the nature of this industry, the Company provides on-site service and installation by professional service technicians.

DTN Fresh (an expansion of DTN PROduce)

         DTN Fresh provides comprehensive weather, pricing, news and transportation information, as well as e-commerce and electronic data interchange (EDI) solutions for those involved in the buying and selling of perishable commodities.

         DTN Fresh has two business units. DTN Tradelink provides e-commerce and EDI solutions for buyers and sellers of perishable commodities. DTN Fresh Information Services provides an authoritative source of weather, pricing, market information, news and transportation information for produce, meat, floral and other perishable product industries.

DTN Cotton Network

         DTN Cotton Network is an electronic communications system for the cotton industry designed to operate on a user's personal computer using software developed specifically for cotton accounting and marketing. DTN Cotton Network sells gin and warehouse bale accounting/management software and cotton merchant software designed specifically for these specialized businesses. The combination of the accounting and marketing software and the electronic marketing system provides the cotton industry with an integrated system for moving cotton from farm to shipper.

         DTN Cotton Network serves the Western Cotton Belt, which includes Texas, Oklahoma, New Mexico, Arizona and California from its office in Lubbock, Texas. The network serves its Eastern Cotton Belt customers in Louisiana, Mississippi, Arkansas, Tennessee, Alabama, Georgia, Florida, South Carolina, North Carolina and Virginia from its Memphis, Tennessee office.

         Sellers connect to the Cotton Network via the Internet to upload bale ownership information, down-load cotton bale data and list cotton for broadcast to prospective buyers. Buyers may either receive the broadcast via Internet or DTN Ku-band satellite, where the broadcast is passed through a serial port into personal computers at the buyer locations.

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

         A retail equipment listing is available on the service's web site (www.DTNiron.com). This allows subscribers to gain additional exposure for their listings at no additional charge. Internet users can easily locate equipment for sale by using a drill-down database search engine directing them to DTNiron's complete web listing. Dealers can also receive e-mail from potential buyers or, if they are not e-mail enabled, DTN will call or fax the message to the dealer.

EarthScan Network, Inc.

         EarthScan Network, Inc. (www.earthscan.com) is a newly formed joint-venture company developed through a partnership between DTN and San Diego based Photon Research Associates, Inc. (PRA). This partnership combines PRA's expertise in the acquisition, archiving, enhancement and distribution of remotely sensed images with DTN, the leader in distribution of information to agriculture and agribusinesses.

         EarthScan delivers the most sophisticated satellite images available to farmers and their suppliers at an affordable cost through the Internet. The remote sensing service enables the customer to identify and respond faster than before to problems caused by insects, weather or nutrient deficiencies. It also provides real-time measurement and analytical capabilities throughout the growing season.

         In  addition  to  agriculture,   EarthScan  Network  sees  new  markets
developing in the future in real estate, community planning, mining, fishing, forestry and transportation industries.

Weather Services

                                    1999             1998              1997
                                    ----             ----              ----

Revenues (in millions)              $38.5            $25.8             $10.7
Subscribers at year-end             23,400           18,300            13,100


         DTN Weather Services consists of three major components, DTN Weather Center Services, Kavouras, Inc. and Weather Services Corporation (WSC). The combination of these three DTN companies creates a leading provider of critical weather information and meteorological equipment to small businesses, military, federal government, broadcast television, major utilities, Internet portals and anyone whose business is impacted by weather conditions.

         DTN Weather Services' future plans includes expanding its presence in markets that rely on DTN services for weather information by offering new transmission methods, including PC-based products and the Internet. The Internet provides many opportunities for growth such as advertising supported sites, monthly subscription sites, "pay-per-view" sites, etc.

         DTN Weather Services employs a dedicated weather sales force made up of nearly 100 sales professionals for its sales and marketing efforts. This sales force is unique to DTN in the weather industry and is a major reason for the success of the division.

         Weather conditions impact the profitability and safety of many industries, and DTN Weather Services is dedicated to becoming the sole solution for weather information needs. Competition includes several large private weather companies and on a smaller scale, television and the Internet. The competition lacks the timeliness and current local weather information that DTN services provide. DTN Weather Services constantly looks for new and better ways to provide this critical information to its customers in the quickest, most dependable and cost effective way.

WX.COM

         WX.com (www.WX.com), a free interactive weather web site, made its debut in May of 1999. WX.com features TV quality, 3-D graphics and weather information including international weather, radar, storm tracking, current conditions, weather warnings, and more. WX.com differentiates from other Internet services in that it provides viewers with a dynamic and interactive experience including the ability to easily overlay full-motion weather maps with state and county lines, highways and other familiar landmarks to track weather patterns. The technologically advanced Triton(tm) RT, which was developed by Kavouras Weather Services in Minneapolis as the world's first fully functional 2-D and 3-D weather graphics system, powers WX.com. This system provides WX.com with state-of-the-art weather that is both entertaining to viewers and meteorologically accurate.

DTN Weather Center

         DTN Weather Center is a comprehensive weather information system designed to meet the weather information needs of many industries. Markets specifically targeted by DTN Weather Center are golf courses, turf management, emergency management, state transportation departments, public works departments, construction, broadcast and aviation. DTN Weather Center introduced new products in 1999 designed especially for the aviation and golf industries.

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

         Subscribers use DTN Aviation Center during flight services to visualize current weather conditions while creating their flight plans. This service also aids in determining alternate route destinations. A new premium service available to Aviation subscribers during 1999 was Flyte Trax, a worldwide flight tracking system.

         Subscribers choose from the Level I service, designed for the local/regional flyers up to 18,000 feet, or the Level II service, designed for pilots and airports flying nationally up to 45,000 feet. The Level II service also provides European flight information.

DTN FlightBrief Online

         In November 1999, DTN purchased FlightBrief Online Service, Inc. The purchase included two web sites, www.weatherconcepts.com which provides real-time weather graphics to aviation, marine, farming and construction subscribers, and www.flightbrief.com which provides real-time weather graphics and interactive flight planning, weather briefing, airport databases and other resources for aviation subscribers.

         In addition to the web sites, DTN received approximately 3,300 subscribers. This purchase allows DTN to target the more than 600,000 aircraft owners and pilots in the United States. These sites also offer the opportunity for advertisers to reach these niche markets.

DTN Broadcast Weather

         DTN Broadcast Weather is a weather and news information service designed for the broadcast industry. Along with the comprehensive local, regional and national weather forecasts and information, subscribers receive National Oceanic and Atmospheric Administration Warnings & Alerts (NOAA).

         Learfield World & National News Summary provides hourly summaries of international and national news. The segment contains 20 pages, formatted for about two to three minutes of "rip and read." Announcers can organize the material, print it out or read it directly from the DTN screen.

DTNonline

         DTNonline was added to the DTN Weather Center family of services during 1999. It provides the same maps, forecasts and warnings as the satellite-delivered DTN services, along with NOAA Warnings and Alerts, via the Internet. DTNonline allows subscribers to monitor important weather information at the office, on the job site or at home. Although subscribers prefer the reliability, speed and reception of the satellite service, DTNonline allows the redundancy of having a satellite system along with an Internet back up. This allows for continuous access in the event of rain fade at dish locations or Internet delays due to phone line outages, etc.

DTN Contractor Weather

         DTN Contractor Weather is designed for the construction industry and includes construction-related news and information. The service gives subscribers a competitive advantage by providing valuable weather information necessary for important day-to-day business decisions.

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

         Bulletins provided for the forest service are Forest Weather Forecasts, Red Flag Warnings, Fire Danger Indexes, Fire Weather Observations and Fire Weather Notices. A special chapter of fire weather maps provides additional information such as Haines Fire Index, Current and Forecast Relative Humidity, Current and Forecast Wind Speed and Direction, upper air analysis from 5,000 to 10,000 feet, and moisture index information from both the Crop Moisture Index and Palmer Drought Index.

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

DTN Transportation Weather

         DTN Transportation Weather is designed for anyone responsible for road maintenance and conditions. Comprehensive local, regional and national weather forecasts and information are available to transportation professionals, allowing them to make informed decisions regarding the weather.

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

         Golf information, such as ESPN Sports Ticker, the National Golf Course Directory, GCSAA News and USGA News, is provided with DTN Turf Manager.

DTN Pro Shop

         DTN Pro Shop was added to the line of Weather Center products in 1999. It contains the weather information golf course professionals need, along with the golf and sports information their customers enjoy. Regional radar maps, current weather conditions and city forecasts are included in the weather segment. Golf and sports information includes an interactive handicap calculator, an easy-to-use search and sort database of golf courses in the U.S., a golf products section and a golf news and sports segment that provides the latest updates on the major tours and up-to-the-minute coverage of all major sports.

DTN Weather Safety Center

         DTN Weather Safety Center provides weather information for those responsible for protecting lives and property from the hazards of severe weather. NOAA Weather Wire, the most comprehensive warning and alert system available today, is available with the service, along with radar and satellite images, local, regional and national outlooks.

         DTN Weather Safety Center is invaluable for emergency management professionals. Safety Center subscribers receive a free DTNonline connection for remote or emergency access to weather information in addition to their DTN satellite system. This enhanced option assures continuous access to weather information regardless of conditions that could cause reception problems.

StormSentry PC

         A new product to DTN Weather Center in 1999 is DTN StormSentry PC, a weather information service designed to provide real-time, single-site NEXRAD access on a PC. DTN StormSentry is the ultimate in storm tracking technology. Subscribers can access the storm tracking system at an affordable cost, in an easy-to-use format. The ease of navigation and the multiple "windows" capability allows subscribers to simultaneously monitor critical weather conditions, severe weather, satellite maps and lightning conditions. Users can zoom to the exact location, as small as a one county area, for in-depth viewing of storm cells.

         StormSentry takes the guesswork out of severe weather forecasting and allows subscribers to be proactive in responding to severe weather.

DTN Kavouras Weather Services

         DTN Kavouras Weather Services is a total weather solutions resource, providing a full spectrum of advanced meteorological information products and services for weather-dependent applications in industries and governments worldwide. The Minneapolis-based subsidiary of DTN produces real-time PC weather workstations, comprehensive meteorological training, and a massive international weather database. DTN Kavouras and its 140 employees offer an expertise level unmatched in the industry.

         Weather Services Corporation (WSC), based in Lexington, Massachusetts, is one of the largest sources for meteorological consulting and worldwide commercial weather information. WSC provides name awareness for DTN Weather Services through valuable contracts with high profile customers including Metro Networks, TVA (Tennessee Valley Authority) and numerous utilities, broadcasters, agribusinesses and municipalities.

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

         Data and Customizable Forecasting Services provides a broad range of standard data for a variety of markets. In addition, DTN Kavouras staff provides 24-hour, 365 days a year coverage for tailor-made forecasts to meet customers' special needs.

Kavouras MetVision

         New in 1999, the Kavouras MetVision service represents the highest resolution weather forecast data in the broadcast television industry. MetVision, based on a proprietary numerical weather prediction model developed by the Harris Corporation, produces forecasts of the future state of the atmosphere in four dimensions. The Kavouras Triton RT workstation transforms the MetVision data into visualizations of the forecast information for analysis and spectacular on-air displays. MetVision helps a meteorologist prepare a better weather forecast and also helps to graphically explain the forecast to the average TV viewer. MetVision is an optional Kavouras data product.

Kavouras/RT-SET WxStudio

         Also new in 1999 is Kavouras/RT-SET WxStudio which combines the Kavouras TritonRT weather workstation with RT-SET's cost-effective, entry level Ibis(TM) Virtual Studio System. WxStudio represents the integration of these two complementing technologies and offers the broadcast television the ability to make one purchase to deliver virtual studio effects with news, weather, sports and entertainment programming from the same integrated system. In addition to free-form 3D weather graphics, the WxStudio Virtual Studio System supports an unlimited number of cameras, foreground and background images and obstructions, and instant switching between backgrounds.

Financial Services

                                    1999             1998              1997
                                    ----             ----              ----

Revenues (in millions)              $19.4            $13.4             $10.3
Subscribers at year-end             21,900           15,800            12,900


         DTN Financial Services' core business continues to focus on serving the exploding number of individual investors as well as members of the professional financial industry. This is accomplished by offering an array of time-sensitive yet affordable information services, plus a suite of business applications designed for the financial professional. This strategy is critical due to the highly competitive nature of the industry.

         DTN Financial Services brings together a broad selection of financial information and has capitalized on the explosive growth in online investing by offering well-conceived and attractively priced Internet services. DTN Financial Services continues to integrate information from a variety of sources such as Bridge, Liberty Brokerage and Market News Service, UPI, New York Times, PR Newswire, Business Wire, Futures World News, Dow Jones, Associated Press and others. In the past year, the services began to transition from information only to services with information and transactional capabilities.

         A la carte, optional services offer subscribers an even greater variety of financial data, including stock selection and timing advice, earnings estimates, fundamental stock market data, U.S. Treasury quotes and other financial market-related services. These combinations allow each service to maintain a competitive advantage in the market.

         Subscribers include individual investors, independent brokers, financial advisors and financial institutions. With competition coming from sources such as commodity news services, diversified media companies and smaller niche providers, DTN Financial Services continues to differentiate itself in the industry by offering new services at competitive prices.

Individual Investors

         With the growing number of online investors estimated to reach 15 million by the end of 2000, DTN Financial Services has strategically positioned its two leading, streaming Internet-delivered services, DTN.IQ and InterQuote, to continue to capture market share among this group. Aiding this endeavor was the incorporation of direct access to online trading into both of these services.

DTN.IQ

         Since its inception in May 1998, DTN.IQ (www.DTNIQ.com) has steadily outperformed company expectations, and operating results for fiscal 1999 confirm this trend. A contributing factor to the increase in sales during 1999 was the June integration of direct online trading capabilities. Through our established relationships with several online brokerage firms, DTN.IQ subscribers can execute trading decisions directly from their quote screens in seconds. Utilizing non-browser-based software, traders can place orders and receive return confirmations of their transactions in real-time.

         A vital  consequence  of  trading  integration  is the  ability  of DTN
Financial Services to generate revenue from customers' trading activity. Transactions by both DTN.IQ and InterQuote customers became a source of new revenue during the fourth quarter of 1999.

         In  addition,   the  streaming  real-time  quotes,  news  and  charting
capabilities provided by DTN.IQ offers functionality critical to individual investors and traders using the Internet.

InterQuote

         In May 1999, DTN Financial Services completed the acquisition of Paragon Software, Inc. in Milwaukee, Wisconsin. Paragon's flagship product, InterQuote (www.interquote.com), delivers real-time or delayed market data to individual investors via the Internet and was one of the first such services ever offered. With the acquisition of Paragon, DTN Financial Services obtained 3,800 subscribers and the ability to round out its offerings for both casual and extremely active investors.

         InterQuote's unique front-end application appeals to investors needing cost effective, a la carte features. An affordable yet robust basic service includes streaming quotes on stocks, futures and options, intraday and historical charts, pager quotes and alerts, and an extensive array of fundamental data. Subscribers may further enhance the service by adding premium services such as Nasdaq Level II pricing, Dow Jones Business News, AP Online News and custom market scanning tools. Additional premium services are planned for inclusion in 2000.

Other Financial Services

         Other financial information services available to the individual and professional investor are DTN Real-Time, DTN SPECTRUM and DTN Wall Street. Each of these services may be delivered by customer preference via satellite, cable television's VBI (vertical blanking interval) or designated phone line.

         These services provide real-time or delayed stock and stock option quotes, news and commentary as well as other time-sensitive financial market data. All of the services include information integrated from a variety of sources including DTN's commodity ticker plant, Bridge, Standard & Poor's, Liberty Brokerage and over 40 newswires including Dow Jones and AP. Optional services from some of the world's leading investment service providers are also available and may be delivered on most platforms.

Financial Professionals

         For   financial   professionals,   the   focus   in  1999   turned   to
Internet-delivered services. In September 1999, National Datamax, Inc., a wholly owned subsidiary of DTN, introduced an extranet service for Broker/Dealers.

Rep Center

         The web-based service, RepCenter (www.repcenter.com), is customized to resemble the Broker/Dealer's public web site and gives representatives secure access to commission reports, sales letters, business forms and home office announcements from anywhere. The service also provides a portal page of quotes, news and charts. RepCenter increases National Datamax's presence with financial professionals and makes it easy for them to launch National Datamax's contact management, fund analysis or portfolio management software from RepCenter's main page or purchase products online.

         National Datamax also introduced upgrades to all of its fundamental products and expanded the data delivery capabilities for the Mutual Fund, Stock, Industry and Variable Annuity analysis programs.

         With the addition of RepCenter, National Datamax has expanded its offerings for financial professionals by providing a complete business solution encompassing prospecting, client management, asset management, reporting and business management.

Enterprises

         Financial Window Network (FinWin), a new service introduced in October 1999, dramatically broadened the market for DTN Financial Services to include any enterprise desiring to enrich their web site with popular financial content.

Financial Window Network or FinWin

         Leveraging existing content and technology, in October 1999 DTN Financial Services launched FinWin (www.finwin.com), a financial portal site that may be customized for public or private web sites. FinWin builds traffic instantly to site by the addition of market quotes, news, interactive charts, list of most actives, major indices and custom watchlists and portfolios. FinWin may be added to a site for free (DTN retains advertising space) or by monthly subscription without advertising.

         With FinWin,  DTN  Financial  Services  gains from two solid  operating factors, the opportunity to extend product sales beyond the traditional financial market and the creation of a viable advertising-based revenue stream. A survey of current customers attests to this first phenomenon. FinWin customers come from a wide range of industries including Internet service providers, local and regional news organizations, search engines, web development and metropolitan community sites, in addition to conventional financial services businesses.

         The establishment of an advertising-based service enables DTN Financial Services to fully compete in this prevailing Internet business model, while FinWin customers receive the full advantage of edited content from an established financial expert.

         Despite a year end release, FinWin established a strong sales record for the final quarter of 1999 and is beginning to contribute to operating cash flow.

Energy Services

                                    1999             1998              1997
                                    ----             ----              ----

Revenues (in millions)              $18.7            $16.1             $14.3
Subscribers at year-end             8,700            8,400             8,400

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

         DTNergy generates revenue from two primary sources, the wholesaler and the refiner. Wholesalers currently pay a month subscription fee while refiners pay fees based on the number and length of communications sent to wholesalers.

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

         DTNergy enjoys a strong position within the energy marketplace. Although there are technologies available to petroleum suppliers that would allow these suppliers to communicate directly with their petroleum wholesalers, the suppliers have been unsuccessful in implementing technologies such as the Internet to displace DTNergy. The main reason for DTNergy's continued proliferation within the petroleum industry is that most petroleum wholesalers purchase petroleum products from more than one supplier. DTNergy's ability aggregate supplier data, create standardize data formats for electronic processing of supplier data and provide one-stop customer service for petroleum wholesalers has added value that no one supplier can offer on there own.

OTHER SERVICES

DTNauto

         DTNauto is an information and communication service for professionals involved in the automotive, finance and insurance industries. The service offers precision, time sensitive information for analyzing new and used automotive vehicle values.

         In 1999, DTNauto began development of its web site (www.DTNauto.com) to provide automotive and related industries with time sensitive wholesale pricing and market analysis, portability and enhanced functionality via the Internet. Subscriptions to DTNauto.com will be available in the first half of 2000 and will be competitively priced.

DTN Joint Venture Services

         DTN joined forces with several companies to market their services using DTN technology. These services are DAT Transportation Terminal, TracElectric, DTN InfoLink and DTN Missing Children Information Center (MCIC).

DTN InfoLink

         DTN InfoLink provides real-time news, weather, sports and market information to the grocery and transportation industries. With the addition of the latest card reader terminals and printing technologies, unique promotions and product offerings can be delivered to public use kiosks. These kiosks allow interactive coupon redemption, printing of recipes, and the opportunity to integrate customer loyalty and frequent user programs.

DAT

         The DAT (Dial-A-Truck) Transportation Terminal service, located in Beaverton, OR, is an information communication system for the trucking industry. The service provides load and truck matching performed on a database of 100,000 listings updated daily.

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

TracElectric

         TracElectric is an equipment locator service for the electrical equipment industry. This service provides over 100 pages of new, remanufactured, surplus and used electrical equipment listings. The service connects buyers and sellers throughout the United States and Canada.

Missing Children Information Program

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

         As a result of the close working relationship with NCMEC, a national kiosk program has been developed. Sponsors for the kiosk program are being identified and kiosks are being placed in shopping malls, airports, schools, hospitals, government buildings and other high-pedestrian traffic areas.

Employee Data

         At December 31, 1999 the Company had approximately 1,100 full and part-time employees.

         (d) Financial Information about Foreign and Domestic Operations and Export Sales:

              Not applicable

ITEM 2.  PROPERTIES.

         The Company leases its executive and administrative offices in Omaha, Nebraska. Approximately 108,000 square feet of office space is leased for these offices for periods up through May 2010. The Company also occupies approximately 19,000 square feet of office space located in Urbandale, Iowa, through the Broadcast Partners acquisition. As part of the acquisition of Kavouras, Inc., the Company acquired a building in Burnsville, Minnesota with approximately 52,000 square feet which is Kavouras' headquarters. The Houston Company also leases office space in Lubbock, Texas; Memphis, Tennessee; San Diego, California; Milwaukee, Wisconsin; Red Bank, New Jersey; Houston, Texas; and Lexington, Massachusetts for business operations related to acquisitions.

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

         The  information  set forth in  Footnote  14 "Leases" on page 54 of the
Company's  1999  Annual  Report  to  Shareholders  is  incorporated   herein  by
reference.

ITEM 3.  LEGAL PROCEEDINGS.

         The Company is not a party to nor is its property subject to any material pending legal proceedings, other than ordinary routine litigation incidental to its business.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         No matter was submitted to a vote of the security holders of the Company during the fourth quarter of the fiscal year ended December 31, 1999.

                      EXECUTIVE OFFICERS OF THE REGISTRANT

         Information on the current executive officers of the company is as follows:

                                                                                    Year Joined
          Name                        Title                              Age        the Company
--------------------------------------------------------------------------------------------------
Greg T. Sloma             President and Chief                            48             1993
                          Operating Officer

Brian L. Larson           Senior Vice President, Chief                   39             1993
                          Financial Officer and Secretary

James J. Marquiss         Senior Vice President, Director                55             1986
                          of Business Research and Product
                          Development

Roger W. Wallace          Senior Vice President and                      43             1984
                          President, Ag Services Division

Charles R. Wood           Senior Vice President and                      59             1989
                          President, Financial Services Division

William R. Davison        Vice President and                             45             1989
                          President, Ag Services

Scott A. Fleck            Vice President and                             32             1991
                          Director of Engineering

Daniel A. Petersen        Corporate Controller and Treasurer             34             1990

Joseph Urzendowski        Vice President, Operations                     36             1992


         The executive officers serve annual terms, and are elected by the board of directors at their annual board of directors meeting in April of each year.

                                     PART II

ITEM 5.  MARKET  FOR THE  REGISTRANT'S  COMMON  STOCK  AND  RELATED  STOCKHOLDER
         MATTERS.

         Information concerning the market for the Company's common stock, the number of stockholders of record and the Company's dividend history is on pages 57 and 59 of the Company's 1999 Annual Report to Shareholders and is incorporated herein by reference.

         The company's most restrictive loan covenant restricts cash dividend payments to 25% of net income after taxes in the previous four quarters.

ITEM  6. SELECTED FINANCIAL DATA.

         Selected financial data for the Company is on page 32 of the company's 1999 Annual Report to Shareholders and is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         Management's discussion and analysis of financial condition and results of operations is on pages 33 through 42 of the Company's 1999 Annual Report to Shareholders and is incorporated herein by reference.

Certain Factors That May Affect Future Results

         From time to time, information provided by the Company, statements made by its employees or information included in its filings with the Securities and Exchange Commission (including this Form 10-K and documents incorporated by reference) may contain statements which are not historical facts, so-called "forward-looking statements". These forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The Company's actual future results may differ significantly from those stated in any forward-looking statements. Forward-looking statements involve a number of risk and uncertainties, including, but not limited to, product demand, pricing, market acceptance, inflation, risks in product and technology development, product competition, acquisitions, key personnel, and other risk factors detailed in this Annual Report on Form 10-K and in the Company's other Securities and Exchange Commission filings.

ITEM  7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Information concerning quantitative and qualitative disclosures about market risk is on page 36 of the Company's 1999 Annual Report to Shareholders and is incorporated herein by reference.

ITEM  8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         The financial statements of the Company, together with the Independent Auditors' Report, are on pages 43 through 56 of the Company's 1999 Annual Report to Shareholders and are incorporated herein by reference.

         Supplementary quarterly financial information is on page 57 of the Company's 1999 Annual Report to Shareholders and is incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None

                                    PART III

         The information required by this Part III is incorporated by reference from the registrant's definitive proxy statement for the 2000 annual meeting of the registrant's stockholders scheduled for April 26, 2000, which involves the election of directors. The definitive proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the end of the year covered by this Form 10-K.


                                     PART IV

ITEM  14.      EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(A)      1.    Financial Statements:

         The Registrant's financial statements, together with the Independent Auditors' Report, are incorporated herein by reference to the 1999 Annual Report to Shareholders, pages 43 through 56. With the exception of the aforementioned information and the information incorporated by reference into Items 2,5,6,7,7A and 8 of this report, the Annual Report to Shareholders for the year ended December 31, 1999, is not to be deemed filed as a part of this report. The supplemental financial information listed below should be read in conjunction with the financial statements in the Annual Report to Shareholders for the year ended December 31, 1999.

         2.    Financial Statement Schedule:                             Page
                                                                         ----

               Auditors' Report on Financial Statement Schedule           29

               Schedule
                Number                    Description of Schedule
                  II                 Valuation and Qualifying Accounts    30

         All other schedules are omitted because they are not applicable or not required, or because the required information is included in the financial statements or notes thereto.

(B)      Reports on Form 8-K:

         1. The Registrant filed a report on Form 8-K dated March 12, 1999 related to the amendment of its shareholder rights plan to allow for the purchase of up to 15% of the Company's common stock before the rights under the plan became exercisable.

         2. The Registrant filed a report on Form 8-K dated March 24, 1999 related to the resignation of Roger R. Brodersen of all of his positions as an officer and director of the Company, the resignation of Scott A. Fleck, Richard R. Jaros, J. Michael Parks, and Jay E. Ricks as directors of the Company, the election of Jay H. Golding, Anthony S. Jacobs and Joseph F. Mazzella as directors of the Company, the amendment of the Bylaws of the Company to reduce from 9 to 7 the number of directors of the Company, and to amend the shareholder rights plan to provide for such rights to expire on March 24, 1999, therefore causing such rights to become unexercisable.

         3. The Registrant filed a report on Form 8-K dated March 10, 2000 related to the definitive agreement between the Company and Veronis, Suhler & Associates Communications Partners III, LP (VS&A III) whereby VS&A III will make a tender offer to all of the Company's shareholders at a price of $29.00 per share.

         No reports on Form 8-K were filed by the Registrant during the fourth quarter of the year ended December 31, 1999.

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

               (f) Second Amendment to Registrant's Employee Stock Option Plan of 1989.

               (g) Second Amendment to Registrant's Non-employee Directors Stock Option.
         (These documents are included as exhibits to the Registrant's Proxy Statement for the Annual Meeting of Stockholders held on April 24, 1991.)

               (h)       Third  Amendment to  Registrant's  Stock Option Plan of
                         1989.

               (i) Third Amendment to Registrant's Non-Employee Directors Stock Option.

               (j)       Fourth Amendment to Employee Stock Option Plan of 1989.

               (k)       Fourth Amendment to Non-Employee Directors Stock Option
                         Plan.
         (These documents are included as exhibits to the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held April 27,
         1994).

               (l)       Restated  and  amended  Non-Employee   Directors  Stock
                         Option Plan.

         (This document is included as an exhibit to the Registrant's Proxy Statement for the annual meeting of stockholders to be held April 26,
         1995).

               (m) Senior Subordinated Note dated June 30, 1994 between the Registrant and Equitable Capital Private Income and Equity Partnership II, L.P.
         (This document is included as an exhibit to the Registrant's Annual Report on Form 10-K as filed March 28, 1995).

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

               (be) Third Amendment to the 1997 Revolving Credit Agreement dated February 26, 1997 between the Registrant and a group of banks.

               (bf)       Fourth   Amendment  to  the  1997   Revolving   Credit
                          Agreement   dated   February   26,  1997  between  the
                          Registrant and a group of banks.

               (bg) Fifth Amendment to the 1997 Revolving Credit Agreement dated February 26, 1997 between the Registrant and a group of banks.

               (bh) First Amendment to the 1997 Term Credit Agreement dated February, 26, 1997 between the Registrant and a group of banks.

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

               (bo)      Subsidiary   Security  Agreement  dated  June  1,  1998
                         between National Datamax, Inc. and a group of banks.

               (bp)      Subsidiary   Security  Agreement  dated  July  1,  1998
                         between Kavouras, Inc. and a group of banks.
         (These documents are included as exhibits to the Registrant's Annual Report on Form 10-K as filed March 23, 1999).

               (bq)      Purchase  Agreement  dated January 14, 1999 between the
                         Registrant,   Waterman  Associates,   Inc.,  Thomas  L.
                         Waterman and Louise Waterman

               (br) Stock Purchase Agreement dated March 17, 1999 between the Registrant, Asset Growth Corporation, Marcia C. Kennedy and Scott L. Brown.

               (bs) Amendment to License Agreement dated May 1, 1999 between Registrant and SmartServ Online, Inc.

               (bt) Common Stock Purchase Warrant Agreement dated May 1, 1999 between Registrant and SmartServ Online, Inc.

               (bu)      Funding   Agreement  dated  November  9,  1999  between
                         Registrant and Ag1.com.

               (bv) Security Agreement dated November 9, 1999 between Registrant and Ag1.com.

               (bw)      Asset  Purchase   Agreement  dated  November  11,  1999
                         between Registrant, FlightBrief Online Service, Inc. and Gregg F. Lewis.

               (bx) Asset Purchase and Sale Agreement dated December 8, 1999 between Kavouras and Radtec Engineering, Inc.

               (by)      Amendment to Asset  Purchase and Sale  Agreement  dated
                         December 13, 1999 between Kavouras Inc. and Radtec Engineering, Inc.

               (bz) Series A Preferred Stock Agreement dated December 16, 1999 between the Registrant, EarthScan Network, Inc. and Photon Research Associates, Inc.

               (ca) Eleventh Amendment to the lease agreement dated May 2, 1995 between the Registrant and LAFP-SF, Inc., successors in interest to The Prudential Insurance Company of America.

               (cb) Twelfth Amendment to the lease agreement dated May 2, 1995 between the Registrant and LAFP-SF, Inc., successors in interest to The Prudential Insurance Company of America.

               (cc) Thirteenth Amendment to the lease agreement dated May 2, 1995 between the Registrant and LAFP-SF, Inc., successors in interest to The Prudential Insurance Company of America.

        (12)   Not applicable.
        (13)   Registrant's 1999 Annual Report to Shareholders.
               (This document is hereby incorporated by reference.)
        (16)   None.
        (18)   None.
        (21)   Subsidiaries.
        (22)   None.
        (23)   Consent of Deloitte & Touche LLP.
        (24)   None.
        (27)   Financial Data Schedule.
        (28)   None.
        (99) Proxy Statement for the Annual Meeting of Shareholders of the Registrant scheduled for April 26, 2000. (This document is hereby incorporated by reference and will be filed with the Securities and Exchange Commission not later than 120 days after the end of the year covered by this Form 10-K.)

                                   SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Data Transmission Network Corporation,
a Delaware Corporation

By:     /s/ Greg T. Sloma
        --------------------------------
        Greg T. Sloma
        President and Chief Operating Officer

Dated March 15, 2000.

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:     /s/ Greg T. Sloma                                         March 15, 2000
        ---------------------------------------------
        Greg T. Sloma, President, Chief Operating
        Officer and Director

By:     /s/ Peter H. Kamin                                        March 15, 2000
        ---------------------------------------------
        Peter H. Kamin, Chairman of the Board

By:     /s/ Roger W. Wallace                                      March 15, 2000
        ---------------------------------------------
        Roger W. Wallace, Senior Vice President
        President-Ag Services Division and Director

By:     /s/ Brian L. Larson                                       March 15, 2000
        ---------------------------------------------
        Brian L. Larson, Senior Vice President,
        Chief Financial Officer and Secretary

By:     /s/ David K. Karnes                                       March 15, 2000
        ---------------------------------------------
        David K. Karnes, Director

By:     /s/ Jay H. Golding                                        March 15, 2000
        ---------------------------------------------
        Jay H. Golding, Director

By:     /s/ Anthony S. Jacobs                                     March 15, 2000
        ---------------------------------------------
        Anthony S. Jacobs, Director

By:     /s/ Joseph F. Mazzella                                    March 15, 2000
        ---------------------------------------------
        Joseph F. Mazzella, Director

By:     /s/ Daniel A. Petersen                                    March 15, 2000
        ---------------------------------------------
        Daniel A. Petersen, Corporate Controller
        and Treasurer

INDEPENDENT AUDITORS' REPORT

Board of Directors and Shareholders
Data Transmission Network Corporation
Omaha, Nebraska

         We have audited the consolidated financial statements of Data Transmission Network Corporation and subsidiaries (the "Company") as of December 31, 1999 and 1998, and for each of the three years in the period ended December 31, 1999 and have issued our report thereon dated February9, 2000 (March 3, 2000 as to Note 18); such financial statements and report are included in your 1999 Annual Report to Stockholders and are incorporated herein by reference. Our audits also included the financial statement schedule of the Company, listed in
Item 14(a) 2. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

DELOITTE & TOUCHE LLP


Omaha, Nebraska
February 9, 2000
(March 3, 2000 as to Note 18)

                                                                     Schedule II

                      DATA TRANSMISSION NETWORK CORPORATION

                        VALUATION AND QUALIFYING ACCOUNTS

                  YEARS ENDED DECEMBER 31, 1999, 1998, AND 1997


                                    Balance at                       Charged to                      Balance at
                                    Beginning       Charged to         Other                             End
Description                         of  Period       Expenses         Accounts      Deductions       of  Period
-----------                         ----------       --------         --------      ----------       ----------



Allowance for doubtful
accounts:

Year ended December 31
1999:                             $1,300,000         $1,480,000          -           $980,000        $1,800,000

Year ended December 31,
1998:                               $810,000         $1,294,000          -           $804,000        $1,300,000

Year ended December 31,
1997:                               $520,000           $842,000          -           $552,000          $810,000


